Form 10-K405
period 1998-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 1998-07-16
CIK 895472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                        Commission file number 33-56254
                        Merrill Lynch Municipal ABS, Inc.
--------------------------------------------------------------------------------
               (Exact Name of registrant as specified in charter)

      New York                                            13-369-8229
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower, Ninth Floor, New York, New York    10281
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 449-0670

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------

Prerefunded Municipal Certificates,            New York Stock Exchange
 Series 2, due October 1,2010

Prerefunded Municipal Certificates,            New York Stock Exchange
 Series 3, due October 1, 2011

Securities registered pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)


                            [Cover page 1 of 2 pages]

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

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

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      As of March 31, 1998, there are 100 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 24, 1980).


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

Item 3.      Legal Proceedings.
             None.

Item 4.      Submission of Matters to a Vote of Security-Holders.
             None.

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholders Matters.

             (a) Number of holders of record of each Series of Certificates as of March 31, 1997:
                         Series 1: 56 holders*;
                         Series 2: 73 holders*;
                         Series 3: 102 holders*.

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

Item 8.      Financial Statements and Supplementary Data.
             Exempt per No-Action Letter publicly available May 30, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
             None.

----------
* Number of Holders per Series equals the number of Direct Participants holding Certificates through The Depository Trust Company plus the number of accounts held at Merrill Lynch for the benefit of Certificateholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management. Exempt per No-Action Letter publicly available May 30, 1996.

Item 13.     Certain Relationships and Related Transactions.
             Exempt per No-Action Letter publicly available May 30, 1996.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

             (a) Exhibits
                   1. Annual Auditors' Report
                   2. Notice of Substitution of Defeasance Obligations

             (b) Financial Statement Schedules
             None.

             (c) Reports on Form 8-K
             Exhibits.

             1. Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 1997 and October 1, 1997.

Supplemental Information.

             (a) Annual Report
             None.

             (b) Proxy Statement
             None.

                                   Signatures

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MERRILL LYNCH MUNICIPAL ABS, INC.


                        By: /s/ Edward J. Sisk
                           ------------------------------
                        Name:  Edward J. Sisk
                        Title: Authorized Signatory
                        Date:  July 13, 1998

                                  EXHIBIT INDEX
Exhibit                                                                     Page
-------                                                                     ----

  99.1          Annual Auditors' Report

  99.2          Notice of Substitution of Defeasance Obligations

  99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 1997 and October 1, 1997, as included in
                Item 5 to registrant's Form 8-K (No. 33-56254) filed with the Securities and Exchange Commission on July 13, 1998.