Form 10-K405
period 1999-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 1999-06-30
CIK 895472

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

For the fiscal year ended                      March 31, 1999
                          ------------------------------------------------------
                                       OR

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

Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
      Title of each class                                on which registered
      -------------------                                ---------------------

Prerefunded Municipal Certificates, Series 2,            New York Stock Exchange
  due October 1, 2010

Prerefunded Municipal Certificates, Series 3,            New York Stock Exchange
  due October 1, 2011

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

      As of March 31, 1999, there are 100 shares of common stock.

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

Item 3.     Legal Proceedings.
            None.

Item 4.     Submission of Matters to a Vote of Security-Holders.
            None.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholders Matters.

            (a) Number of holders of record of each Series of Certificates as of
      March 31, 1999:      Series 1: 46 holders*;
                           Series 2: 66 holders*;
                           Series 3: 115 holders*.

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

            Exempt per No-Action Letter publicly available May 30, 1996.

Item 8.     Financial Statements and Supplementary Data.

            Exempt per No-Action Letter publicly available May 30, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

--------
* Number of Holders per Series equals the number of Direct Participants holding Certificates through The Depository Trust Company plus the number of accounts held at Merrill Lynch for the benefit of Certificateholders.

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

                  1.  Annual Accountants' Report

                  2.  Notice of Substitution of Defeasance Obligations

            (b) Financial Statement Schedules

            None.

            (c) Reports on Form 8-K

            Exhibits.

                  1. Statements to holders of Merrill Lynch Municipal ABS, Inc.
                     Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 1998 and October 1, 1998, as amended.

Supplemental Information.

            (a) Annual Report
            None.

            (b) Proxy Statement
            None.

                                   Signatures

      Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERRILL LYNCH MUNICIPAL ABS, INC.


                                        By: /s/ Edward J. Sisk
                                            ------------------------------------
                                        Name:  Edward J. Sisk
                                        Title: Authorized Signatory
                                        Date:  June 30, 1999

                                  EXHIBIT INDEX

Exhibit                                                                     Page
-------                                                                     ----

   1.           Independent Accountants' Report                               7

   2.           Notice of Substitution of Defeasance Obligations             11

   3.           Amended Statements to holders of Merrill Lynch Municipal     12
                ABS, Inc. Prerefunded Municipal Certificates, Series 1,
                Series 2, Series 3 relating to the Distribution Dates of
                April 1, 1998 and October 1, 1998, Original Statements were included in Item 5 to registrant's Form 8-K (No.
                33-56254) filed with the Securities and Exchange
                Commission on April 12, 1999.

Independent Accountants' Report on Applying Agreed-Upon Procedures

June 29, 1999

To the Management of Merrill Lynch Municipal ABS, Inc.
World Financial Center
North Tower, 9th Floor
New York, New York 10281

Dear Sirs:

We have performed the procedures requested by you, as described below, with respect to the Merrill Lynch Municipal ABS, Inc. (the "Company") annual report on Form 10-K for the fiscal year ended March 31, 1999 ("Form 10-K"). This engagement to apply agreed-upon procedures was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of management of the Company. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. The procedures that we performed and our findings are summarized as follows:

1. We obtained the adjusted Statements to the Holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, and Series 3 (the "Certificates") prepared by the Trustee, Bankers Trust Company, relating to the distribution dates of April 1, 1998 and October 1, 1998, statements (see Exhibit 3 to the Form 10-K) setting forth on a class-by-class basis the following information relating to each distribution date:

      (i) The amount of interest, principal and premium received in connection with the distribution dates.

      (ii) The amount of interest, principal and premium distributed to holders of each class of certificates.

      (iii) The amount of any Trustee's fee payable on the distribution dates.

      (iv) If the interest payments received by the Trustee with respect to the Prerefunded Bonds of an issue are insufficient to make the required interest distributions with respect to the Certificates related thereto, the aggregate amount of all interest shortfalls on the distribution dates and the amount of interest shortfall allocated to each Certificate class.

      (v) If any loss is incurred with respect to the Prerefunded Bonds, the aggregate amount of all losses on the distribution dates and the allocation of the losses to each Certificate class.

      (vi) The aggregate amount of accrued interest remaining unpaid, if any, for each class of Certificates and after giving the effect to the distributions made to each class on the distribution dates.

      (vii) The aggregate Certificate amount of each class of certificates after giving effect to the distributions made on such distribution dates and to losses allocated on such distribution dates.

2. We proved the arithmetic accuracy of the collection and distribution of payments received on the Prerefunded Bonds in the related Trust during the period ended March 31, 1999 and found no exceptions.

3. We compared the financial information included in the adjusted Statements to Holders of Merrill Lynch Municipal ABS, Inc. for the year ended March 31, 1999 to the requirements in the Agreement between the Company and Certificate Holders and found no exceptions.

4. We proved the arithmetic accuracy of the dollar amounts, shown in the adjusted Statements to Holders of Merrill Lynch Municipal ABS, Inc. in the Form 10-K and found no exceptions.

5. We inquired of the Secretary whether there were any other significant events or actions taken during or subsequent to March 31, 1999 not reflected in the Form 10-K or the minutes and the agendas of the Company's Board of Directors and committees thereof. We were informed that no such events or actions had occurred.

We were not engaged to, and did not, perform an audit, the objective of which would be the expression of an opinion on the financial information of the Company. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the information and use of the Company and is not intended to be and should not be used by anyone other than the Company. We are aware that this report is to be filed with the Securities and Exchange Commission as part of the Form 10-K of the Company for the fiscal year ended March 31, 1999 and therefore is a matter of public record.

Yours truly,


/s/ Deloitte & Touche LLP
New York, New York