Form 10-K405
period 2000-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2000-07-07
CIK 895472

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000.
                          --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number 33-56254
                        MERRILL LYNCH MUNICIPAL ABS, INC.
           ----------------------------------------------------------
               (Exact Name of registrant as specified in charter)

        NEW YORK                                         13-369-8229
 ---------------------------------          -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

WORLD FINANCIAL CENTER, NORTH TOWER, NINTH FLOOR, NEW YORK, NEW YORK    10281
--------------------------------------------------------------------  ----------
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 449-7547
                                                   ----------------

Securities registered pursuant to Section 12 (b) of the Act:

         TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                                  -----------------------------------------
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2,                 NEW YORK STOCK EXCHANGE
  DUE OCTOBER 1, 2010

PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 3,                 NEW YORK STOCK EXCHANGE
  DUE OCTOBER 1, 2011

Securities registered pursuant to Section 12 (g) of the Act:


-------------------------------------------------------------------------
                                (Title of class)


-------------------------------------------------------------------------
                                (Title of class)


                            [COVER PAGE 1 OF 2 PAGES]

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

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

         ALL THE VOTING STOCK IS HELD BY AFFILIATES OF THE REGISTRANT.

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         AS OF MARCH 31, 2000, THERE ARE 100 SHARES OF COMMON STOCK.

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

Item 3.           LEGAL PROCEEDINGS.
                  NONE.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
                  NONE.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
                  MATTERS.

                  (a) Number of holders of record of each Series of Certificates as of March 31, 2000: SERIES 1: 39 HOLDERS*;
                                            SERIES 2: 34 HOLDERS*;
                                            SERIES 3: 67 HOLDERS*.

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

Item 11. EXECUTIVE COMPENSATION.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (a) Exhibits
                           1. INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
                           2.  NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS

                  (b) Financial Statement Schedules
                  NONE.

                  (c) Reports on Form 8-K
                  EXHIBITS.

                  1. Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 1999, as amended and October 1, 1999.

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

                                    MERRILL LYNCH MUNICIPAL ABS, INC.

                                    By:   /s/ Edward J. Sisk
                                          ----------------------------------
                                    Name:   Edward J. Sisk
                                    Title:  Authorized Signatory
                                    Date:   June 30, 2000

                                  EXHIBIT INDEX

EXHIBIT                                                                                    PAGE
-------                                                                                    ----
 99.1     Independant Accountants' Report on Applying Agreed-Upon
          Procedures                                                                         7

 99.2     Notice of Substitution of Defeasance Obligations                                  11

 99.3     Statements to holders of Merrill Lynch  Municipal ABS, Inc.
          Prerefunded Municipal Certificates, Series 1, Series 2, Series 3
          relating to the Distribution Dates of April 1, 1999, as amended, and
          October 1, 1999. Original Statements were included in Item 5 to registrant's Form 8-K (No. 33-56254) filed with the Securities and
          Exchange Commission on April 12, 1999 and January 13, 2000,
          respectively.                                                                     12