Form 10-K
period 2002-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2002-05-15
CIK 895472

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

For the fiscal year ended MARCH 31, 2001.
                          --------------

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

Securities registered pursuant to Section 12 (b) of the Act:



         TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                             -----------------------------------------
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1,            NEW YORK STOCK EXCHANGE
  DUE OCTOBER 1, 2012

PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2,            NEW YORK STOCK EXCHANGE
  DUE OCTOBER 1, 2012

PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 3,            NEW YORK STOCK EXCHANGE
  DUE OCTOBER 1, 2012


Securities registered pursuant to Section 12 (g) of the Act:

-------------------------------------------------------------------------
                                (Title of class)


-------------------------------------------------------------------------
                                (Title of class)


                            {COVER PAGE 1 OF 2 PAGES}

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

         AS OF MARCH 31, 2001, THERE ARE 100 SHARES OF COMMON STOCK.

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


                            {COVER PAGE 2 OF 2 PAGES}

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

Item 3.           LEGAL PROCEEDINGS.
                  NONE.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
                  NONE.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
                  MATTERS.

                  (a) Number of holders of record of each Series of Certificates as of March 31, 2001: SERIES 1: 33 HOLDERS*;
                                            SERIES 2: 29 HOLDERS*;
                                            SERIES 3: 61 HOLDERS*.

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

                                    MERRILL LYNCH MUNICIPAL ABS, INC.

                                    By:
                                          ----------------------------------
                                    Name:   Edward J. Sisk
                                    Title:  Authorized Signatory
                                    Date:   March 31, 2001

                                  EXHIBIT INDEX

EXHIBIT                                                                                    PAGE
-------                                                                                    ----
 99.1     Independant Accountants' Report on Applying Agreed-Upon
          Procedures                                                                          7

 99.2     Notice of Substitution of Defeasance Obligations                                   11

 99.3     Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded
          Municipal Certificates, Series 1, Series 2, Series 3 relating to the
          Distribution Dates of April 1, 2000, as amended, and October 1, 2000.              12