Form 10-K
period 1997-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2004-12-30
CIK 895472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   March 30, 1997
                            -------------------

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

World Financial Center
North Tower
250 Vesey Street - 9th Flr.
North Tower
New York, New York                   10080-1323
-------------------------------      ---------------
(Address of principal executive      (Zip Code)
offices)

Registrant's telephone number, including      (212) 449-9938
area code                                     -----------------------

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------

PREREFUNDED MUNICIPAL CERTIFICATES,   NEW YORK STOCK EXCHANGE
SERIES 2, DUE OCTOBER 1, 2012

PREREFUNDED MUNICIPAL CERTIFICATES,   NEW YORK STOCK EXCHANGE
SERIES 3, DUE OCTOBER 1, 2012


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

     AS OF MARCH 30, 1997, THERE ARE 100 SHARES OF COMMON STOCK.

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

Item 3.    LEGAL PROCEEDINGS.
          NONE.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          NONE.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

          (a) Number of holders of record of each Series of Certificates as of March 30, 1997:

                      SERIES 1: 50 HOLDERS*;
                      SERIES 2: 60 HOLDERS*;
                      SERIES 3: 90 HOLDERS*.

          (b) Principal market in which registrant's Certificates are being traded:

                      SERIES 1.     OVER THE COUNTER
                      SERIES 2.     NEW YORK STOCK EXCHANGE
                      SERIES 3.     NEW YORK STOCK EXCHANGE

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          NONE.

*  Estimated   number  of  Holders  per  Series  equals  the  number  of  Direct
Participants holding Certificates through The Depository Trust Company plus the number of accounts held at Merrill Lynch for the benefit of Certificateholders.

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

Item 11. EXECUTIVE COMPENSATION.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               1.   FINANCIAL  STATEMENTS
                    INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
                    NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS

               2.   FINANCIAL SCHEDULES
                    NONE

               3.   EXHIBIT INDEX

                    99.1 Independant Accountants' Report on Applying Agreed-Upon
                         Procedures

                    99.2 Notice of Substitution of Defeasance Obligations

                    99.3 Statements to holders of Merrill Lynch  Municipal  ABS,
                         Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 1996, as amended and October 1, 1996.

          (b)  Reports on Form 8-K
               None

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

                   MERRILL LYNCH MUNICIPAL ABS, INC.

                   By:      /s/ Edward J. Sisk
                            ----------------------------------
                   Name:    Edward J. Sisk
                   Title:   Authorized Signatory
                   Date:    December 22, 2004

                                  EXHIBIT INDEX

EXHIBIT                                                               PAGE NO.
-------                                                               --------

99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures   8

99.2 Notice of Substitution of Defeasance Obligations                    12

99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates, Series 1, Series 2,
     Series 3 relating to the Distribution Dates of April 1, 1996,
     as amended, and October 1, 1996.                                    13

                                  Exhibit 99.1

                                  [LETTERHEAD]

                        Report of Independent Accountants


               Merrill Lynch Municipal ABS, Inc. (as Depositor)
               c/o Merrill Lynch, Pierce, Fenner & Smith Incorporated World Financial Center
               North Tower, 9th Floor
               250 Vesey Street
               New York, New York 10080

               Deutsche Bank Trust Company Americas (as Trustee)
               60 Wall Street
               New York, New York 10005

               Re:    Prerefunded Municipal Certificates
                      Series 1, 2 and 3 (the "Certificates")




               Ladies and Gentlemen:

               We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Trust Agreement dated as of March 28, 1995, as supplemented by the Prerefunded Municipal Certificates Series 1, 2 and 3 Supplement, dated as of March 21, 1995 (together, the "Trust Agreement"), during the periods covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended March 31, 1997 (the "Annual Report").
               Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

               Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Depositor's and the Trustee's compliance with the Trust Agreement and performing such other procedures as considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

               In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended March 31, 1997.





               /s/ Aston Bell, CPA
               New York, New York
               December 15, 2004

                                  EXHIBIT 99.2

On September 28, 1996, Bankers Trust Company Bank (Tel: (212) 250-6378), the escrow trustee for the prerefunded bonds underlying Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2 and Series 3, upon inquiry by the registrant, reported that no substitution of defeasance obligations in the escrow for each of the related maturity of bonds has occurred.

                                  EXHIBIT 99.3

           STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.
       PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2 AND SERIES 3
             RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 1996, AS
                          AMENDED AND OCTOBER 1, 1996.

                                                    [LOGO] Deutsche Bank
                                                    Bankers Trust Company
                                                    Four Albany Street
                                                    MS 5041
                                                    New York, New York 10000
March 26, 1996

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Robert Sheybani

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Shandon Chaharaburty

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 1, 1996. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (212) 250-6378.

Very truly yours,



Lisa Lai
Assistant Treasurer

                          [LOGO] Bankers Trust Company

March 26, 1996

Kerstin Stanley
Merrill Lynch

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Kerstin:

For the above referenced issues, the principal and interest information for the October 1995, April 1996, and October 1996 payment dates are attached. All other relevant information is as follows:


          Premium on Bonds                             None
          Trustee Fees Payable                         None
          Interest Shortfall on Bonds                  None
          Aggregate Shortfall on Bonds                 None
          Accrued Interest undistributed to holders    None
          Accrued Principal undistributed to holders   None
          Underlying Bonds on issues                   Attached


Should you have any questions please call me at (212) 250-6378.

Thank You,


James A. Odorczuk

                              SERIES 1 CERTIFICATES

--------------------------------------------------------------------------------------------------
        Certificate                                            Interest            Principal
 Class    Maturity    CUSIP  Certificate      Certificate       Amount               Amount
 Number     Date     Number      Rate           Amount           Due                  Due
--------------------------------------------------------------------------------------------------
   2    04/01/1996  021433DW4    4.65           75,000.00       1,743.75                75,000.00
--------------------------------------------------------------------------------------------------
   3    10/01/1996  021433 DX2   4.65           80,000.00       1,860.00                     0.00
--------------------------------------------------------------------------------------------------
   4    04/01/1997  021433 DY0   4.70           80,000.00       1,880.00                     0.00
--------------------------------------------------------------------------------------------------
   5    10/01/1997  021433 DZ7   4.70           85,000.00       1,997.50                     0.00
--------------------------------------------------------------------------------------------------
   6    04/01/1998  O21433 EA1   4.80           85,000.00       2,040.00                     0.00
--------------------------------------------------------------------------------------------------
   7    10/01/1998  021433 EB9   4.80           85,000.00       2,040.00                     0.00
--------------------------------------------------------------------------------------------------
   8    04/01/1999  021433 EC7   4.90           90,000.00       2,205.00                     0.00
--------------------------------------------------------------------------------------------------
   9    10/01/1999  021433 ED5   4.90           90,000.00       2,205.00                     0.00
--------------------------------------------------------------------------------------------------
   10   04/01/2000  021433 EE3   5.00           95,000.00       2,375.00                     0.00
--------------------------------------------------------------------------------------------------
   11   10/01/2000  021433 EF0   5.00           95,000.00       2,375.00                     0.00
--------------------------------------------------------------------------------------------------
   12   04/01/2001  021433 EG8   5.00          100,000.00       2,500.00                     0.00
--------------------------------------------------------------------------------------------------
   13   10/01/2001  021433 EH6   5.00          100,000.00       2,500.00                     0.00
--------------------------------------------------------------------------------------------------
   14   04/01/2002  021433 EJ2   5.10          105,000.00       2,677.50                     0.00
--------------------------------------------------------------------------------------------------
   15   10/01/2002  021433 EK9   5.10          295,000.00       7,522.50                     0.00
--------------------------------------------------------------------------------------------------
   16   04/01/2003  021433 EL7   5.10          100,000.00       2,550.00                     0.00
--------------------------------------------------------------------------------------------------
   17   10/01/2003  021433 EM5   5.10          320,000.00       8,160.00                     0.00
--------------------------------------------------------------------------------------------------
   18   04/01/2004  021433 EN3   5.20           95,000.00       2,470.00                     0.00
--------------------------------------------------------------------------------------------------
   19   10/01/2004  021433 EP8   5.20          340,000.00       8,840.00                     0.00
--------------------------------------------------------------------------------------------------
   20   04/01/2005  021433 EQ6   5.25           95,000.00       2,493.75                     0.00
--------------------------------------------------------------------------------------------------
   21   10/01/2005  021433 ER4   5.25          360,000.00       9,450.00                     0.00
--------------------------------------------------------------------------------------------------
   22   10/01/2008  021433 EX1   5.50        1,495,000.00*     41,112.50                     0.00
--------------------------------------------------------------------------------------------------
   23   10/01/2010  021433 FB8   5.60        1,130,000.00*     31,640.00                     0.00
--------------------------------------------------------------------------------------------------
   24   10/01/2012  021433 FF9   5.70        1,200,000.00*     34,200.00                     0.00
--------------------------------------------------------------------------------------------------
   RI   10/01/2012  021433 FG7   Variable       80,531.00  Residual -->                  4,756.00
--------------------------------------------------------------------------------------------------
 TOTAL                                       $6,675,531.0    $176,837.50               $79,756.00
--------------------------------------------------------------------------------------------------

****Information as of 3/31/96
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

----------------------------------------------------------------------------------------------
          Certificate                                               Interest     Principal
  Class    Maturity      CUSIP    Certificate     Certificate        Amount        Amount
  Number     Date       Number       Rate           Amount            Due           Due
----------------------------------------------------------------------------------------------
    2     04/01/1996   70252B AQ6     4.65            200,000.00        4,650.00    200,000.00
-----------------------------------------------------------------------------------------------
    3     10/01/1996   70252B AR4     4.65            205,000.00        4,766.25          0.00
-----------------------------------------------------------------------------------------------
    4     04/01/1997   70252B AS2     4.70            210,000.00        4,935.00          0.00
-----------------------------------------------------------------------------------------------
    5     10/01/1997   70252B AT0     4.70            215,000.00        5,052.50          0.00
-----------------------------------------------------------------------------------------------
    6     04/01/1998   70252B AU7     4.80            220,000.00        5,280.00          0.00
-----------------------------------------------------------------------------------------------
    7     10/01/1998   70252B AV5     4.80            225,000.00        5,400.00          0.00
-----------------------------------------------------------------------------------------------
    8     04/01/1999   70252B AW3     4.90            230,000.00        5,635.00          0.00
-----------------------------------------------------------------------------------------------
    9     10/01/1999   70252B AX1     4.90            240,000.00        5,880.00          0.00
-----------------------------------------------------------------------------------------------
    10    04/01/2000   70252B AY9     5.00            245,000.00        6,125.00          0.00
-----------------------------------------------------------------------------------------------
    11    10/01/2000   70252B AZ6     5.00            250,000.00        6,250.00          0.00
-----------------------------------------------------------------------------------------------
    12    04/01/2001   70252B BA0     5.00            255,000.00        6,375.00          0.00
-----------------------------------------------------------------------------------------------
    13    10/01/2001   70252B BB8     5.00            265,000.00        6,625.00          0.00
-----------------------------------------------------------------------------------------------
    14    04/01/2002   70252B BC6     5.10            270,000.00        6,885.00          0.00
-----------------------------------------------------------------------------------------------
    15    10/01/2002   70252B BD4     5.10            795,000.00       20,272.50          0.00
-----------------------------------------------------------------------------------------------
    16    04/01/2003   70252B BE2     5.10            265,000.00        6,757.50          0.00
-----------------------------------------------------------------------------------------------
    17    10/01/2003   70252B BF9     5.10            860,000.00       21,930.00          0.00
-----------------------------------------------------------------------------------------------
    18    04/01/2004   70252B BG7     5.20            250,000.00        6,500.00          0.00
-----------------------------------------------------------------------------------------------
    19    10/01/2004   70252B BH5     5.20            925,000.00       24,050.00          0.00
-----------------------------------------------------------------------------------------------
    20    04/01/2005   70252B BJ1     5.25            240,000.00        6,300.00          0.00
-----------------------------------------------------------------------------------------------
    21    10/01/2005   70252B BK8     5.25          1,000,000.00       26,250.00          0.00
-----------------------------------------------------------------------------------------------
    22    10/01/2007   70252B BP7     5.40          2,255,000.00*      60,885.00          0.00
-----------------------------------------------------------------------------------------------
    23    10/01/2010   70252B BV4     5.60          5,000,000.00*     140,000.00          0.00
-----------------------------------------------------------------------------------------------
    24    10/01/2012   70252B BZ5     5.70          1,915,000.00*      54,577.50          0.00
-----------------------------------------------------------------------------------------------
    RI    10/01/2012   70252B CA9     Variable        103,882.00   Residual -->       5,025.00
-----------------------------------------------------------------------------------------------

  TOTAL                                           $16,638,882.00     $441,381.25   $205,025.00
-----------------------------------------------------------------------------------------------

****INFORMATION AS OF 03/31/1996
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES

----------------------------------------------------------------------------------------------
          Certificate                                              Interest      Principal
  Class    Maturity     CUSIP    Certificate    Certificate         Amount         Amount
  Number     Date       Number      Rate           Amount            Due            Due
----------------------------------------------------------------------------------------------
    2     04/01/1996   684503 TC9    4.65           845,000.00        19,646.25    845,000.00
----------------------------------------------------------------------------------------------
    3     10/01/1996   684503 TD7    4.65           865,000.00        20,111.25          0.00
----------------------------------------------------------------------------------------------
    4     04/01/1997   684503 TE5    4.70           885,000.00        20,797.50          0.00
----------------------------------------------------------------------------------------------
    5     10/01/1997   684503 TF2    4.70           905,000.00        21,267.50          0.00
----------------------------------------------------------------------------------------------
    6     04/01/1998   684503 TG0    4.80           925,000.00        22,200.00          0.00
----------------------------------------------------------------------------------------------
    7     10/01/1998   684503 TH8    4.80           945,000.00        22,680.00          0.00
----------------------------------------------------------------------------------------------
    8     04/01/1999   684503 TJ4    4.90           970,000.00        23,765.00          0.00
----------------------------------------------------------------------------------------------
    9     10/01/1999   684503 TK1    4.90           995,000.00        24,377.50          0.00
----------------------------------------------------------------------------------------------
    10    04/01/2000   684503 TL9    5.00         1,020,000.00        25,500.00          0.00
----------------------------------------------------------------------------------------------
    11    10/01/2000   684503 TM7    5.00         1,045,000.00        26,125.00          0.00
----------------------------------------------------------------------------------------------
    12    04/01/2001   684503 TN5    5.00         1,070,000.00        26,750.00          0.00
----------------------------------------------------------------------------------------------
    13    10/01/2001   684503 TP0    5.00         1,095,000.00        27,375.00          0.00
----------------------------------------------------------------------------------------------
    14    04/01/2002   684503 TQ8    5.10         1,125,000.00        28,687.50          0.00
----------------------------------------------------------------------------------------------
    15    10/01/2002   684503 TR6    5.10         3,190,000.00        81,345.00          0.00
----------------------------------------------------------------------------------------------
    16    04/01/2003   684503 TS4    5.10         1,100,000.00        28,050.00          0.00
----------------------------------------------------------------------------------------------
    17    10/01/2003   684503 TT2    5.10         3,425,000.00        87,337.50          0.00
----------------------------------------------------------------------------------------------
    18    04/01/2004   684503 TU9    5.20         1,065,000.00        27,690.00          0.00
----------------------------------------------------------------------------------------------
    19    10/01/2004   684503 TV7    5.20         3,675,000.00        95,550.00          0.00
----------------------------------------------------------------------------------------------
    20    10/01/2005   684503 TX3    5.25         4,975,000.00*      130,593.75          0.00
----------------------------------------------------------------------------------------------
    21    10/01/2006   684503 TZ8    5.30         5,225,000.00*      138,462.50          0.00
----------------------------------------------------------------------------------------------
    22    10/01/2007   684503 UB9    5.40         5,480,000.00*      147,960.00          0.00
----------------------------------------------------------------------------------------------
    23    10/01/2008   684503 UD5    5.50         5,785,000.00*      159,087.50          0.00
----------------------------------------------------------------------------------------------
    24    10/01/2009   684503 UF0    5.60         6,085,000.00*      170,380.00          0.00
----------------------------------------------------------------------------------------------
    25    10/01/2010   684503 UH6    5.60         6,410,000.00*      179,480.00          0.00
----------------------------------------------------------------------------------------------
    26    10/01/2011   684503 UK9    5.70         6,750,000.00*      192,375.00          0.00
----------------------------------------------------------------------------------------------
    27    10/01/2012   684503 UM5    5.70         4,910,000.00*      139,935.00          0.00
----------------------------------------------------------------------------------------------
    RI    10/01/2012   684503 UN3    Variable        75,423.00   Residual -->          753.00
----------------------------------------------------------------------------------------------
  TOTAL                                         $70,840,423.00    $1,887,528.75   $845,753.00
----------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000

                                                    [LOGO] Bankers Trust Company


September 23, 1996

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn: Robert Sheybani

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Shandon Chakaraburty

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 1, 1996. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me the above referenced number.

Very truly yours,



James A. Odorczuk

                          [LOGO] Bankers Trust Company

September 28, 1996

Kerstin Stanley
Merrill Lynch

Re:       Merrill Lynch Municipal ABS, Inc.
          Prerefunded Municipal Certificates Series 1, 2 and 3

Kerstin:

For the above referenced issues, the principal and interest information for the October 1995, April 1996, and October 1996 payment dates are attached. All other relevant information is as follows:


          Premium on Bonds                             None
          Trustee Fees Payable                         None
          Interest Shortfall on Bonds                  None
          Aggregate Shortfall on Bonds                 None
          Accrued Interest undistributed to holders    None
          Accrued Principal undistributed to holders   None
          Underlying Bonds on issues                   Attached


Should you have any questions please call me at (212) 250-6378.

Thank You,


James A. Odorczuk

                              SERIES 1 CERTIFICATES

---------------------------------------------------------------------------------------------------
           Certificate                                                  Interest      Principal
   Class     Maturity      CUSIP      Certificate    Certificate         Amount         Amount
  Number       Date        Number        Rate          Amount              Due           Due
---------------------------------------------------------------------------------------------------
     3     10/01/1996    021433 DX2      4.65            80,000.00         1,860.00     80,000.00
--------------------------------------------------------------------------------------------------
     4     04/01/1997    021433 DY0      4.70            80,000.00         1,880.00          0.00
--------------------------------------------------------------------------------------------------
     5     10/01/1997    021433 DZ7      4.70            85,000.00         1,997.50          0.00
--------------------------------------------------------------------------------------------------
     6     04/01/1998    O21433 EA1      4.80            85,000.00         2,040.00          0.00
--------------------------------------------------------------------------------------------------
     7     10/01/1998    021433 EB9      4.80            85,000.00         2,040.00          0.00
--------------------------------------------------------------------------------------------------
     8     04/01/1999    021433 EC7      4.90            90,000.00         2,205.00          0.00
--------------------------------------------------------------------------------------------------
     9     10/01/1999    021433 ED5      4.90            90,000.00         2,205.00          0.00
--------------------------------------------------------------------------------------------------
    10     04/01/2000    021433 EE3      5.00            95,000.00         2,375.00          0.00
--------------------------------------------------------------------------------------------------
    11     10/01/2000    021433 EF0      5.00            95,000.00         2,375.00          0.00
--------------------------------------------------------------------------------------------------
    12     04/01/2001    021433 EG8      5.00           100,000.00         2,500.00          0.00
--------------------------------------------------------------------------------------------------
    13     10/01/2001    021433 EH6      5.00           100,000.00         2,500.00          0.00
--------------------------------------------------------------------------------------------------
    14     04/01/2002    021433 EJ2      5.10           105,000.00         2,677.50          0.00
--------------------------------------------------------------------------------------------------
    15     10/01/2002    021433 EK9      5.10           295,000.00         7,522.50          0.00
--------------------------------------------------------------------------------------------------
    16     04/01/2003    021433 EL7      5.10           100,000.00         2,550.00          0.00
--------------------------------------------------------------------------------------------------
    17     10/01/2003    021433 EM5      5.10           320,000.00         8,160.00          0.00
--------------------------------------------------------------------------------------------------
    18     04/01/2004    021433 EN3      5.20            95,000.00         2,470.00          0.00
--------------------------------------------------------------------------------------------------
    19     10/01/2004    021433 EP8      5.20           340,000.00         8,840.00          0.00
--------------------------------------------------------------------------------------------------
    20     04/01/2005    021433 EQ6      5.25            95,000.00         2,493.75          0.00
--------------------------------------------------------------------------------------------------
    21     10/01/2005    021433 ER4      5.25           360,000.00         9,450.00          0.00
--------------------------------------------------------------------------------------------------
    22     10/01/2008    021433 EX1      5.50         1,495,000.00*       41,112.50          0.00
--------------------------------------------------------------------------------------------------
    23     10/01/2010    021433 FB8      5.60         1,130,000.00*       31,640.00          0.00
--------------------------------------------------------------------------------------------------
    24     10/01/2012    021433 FF9      5.70         1,200,000.00*       34,200.00          0.00
--------------------------------------------------------------------------------------------------
    RI     10/01/2012    021433 FG7      Variable        75,775.00   Residual -->        1,500.00
--------------------------------------------------------------------------------------------------
   TOTAL                                             $6,595,775.00      $175,093.75    $81,500.00
--------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

-----------------------------------------------------------------------------------------------
          Certificate                                                Interest     Principal
  Class    Maturity      CUSIP     Certificate     Certificate        Amount        Amount
  Number     Date       Number        Rate           Amount            Due           Due
-----------------------------------------------------------------------------------------------
    3     10/01/1996   70252B AR4     4.65             205,000.00        4,766.25    205,000.00
------------------------------------------------------------------------------------------------
    4     04/01/1997   70252B AS2     4.70             210,000.00        4,935.00          0.00
------------------------------------------------------------------------------------------------
    5     10/01/1997   70252B AT0     4.70             215,000.00        5,052.50          0.00
------------------------------------------------------------------------------------------------
    6     04/01/1998   70252B AU7     4.80             220,000.00        5,280.00          0.00
------------------------------------------------------------------------------------------------
    7     10/01/1998   70252B AV5     4.80             225,000.00        5,400.00          0.00
------------------------------------------------------------------------------------------------
    8     04/01/1999   70252B AW3     4.90             230,000.00        5,635.00          0.00
------------------------------------------------------------------------------------------------
    9     10/01/1999   70252B AX1     4.90             240,000.00        5,880.00          0.00
------------------------------------------------------------------------------------------------
    10    04/01/2000   70252B AY9     5.00             245,000.00        6,125.00          0.00
------------------------------------------------------------------------------------------------
    11    10/01/2000   70252B AZ6     5.00             250,000.00        6,250.00          0.00
------------------------------------------------------------------------------------------------
    12    04/01/2001   70252B BA0     5.00             255,000.00        6,375.00          0.00
------------------------------------------------------------------------------------------------
    13    10/01/2001   70252B BB8     5.00             265,000.00        6,625.00          0.00
------------------------------------------------------------------------------------------------
    14    04/01/2002   70252B BC6     5.10             270,000.00        6,885.00          0.00
------------------------------------------------------------------------------------------------
    15    10/01/2002   70252B BD4     5.10             795,000.00       20,272.50          0.00
------------------------------------------------------------------------------------------------
    16    04/01/2003   70252B BE2     5.10             265,000.00        6,757.50          0.00
------------------------------------------------------------------------------------------------
    17    10/01/2003   70252B BF9     5.10             860,000.00       21,930.00          0.00
------------------------------------------------------------------------------------------------
    18    04/01/2004   70252B BG7     5.20             250,000.00        6,500.00          0.00
------------------------------------------------------------------------------------------------
    19    10/01/2004   70252B BH5     5.20             925,000.00       24,050.00          0.00
------------------------------------------------------------------------------------------------
    20    04/01/2005   70252B BJ1     5.25             240,000.00        6,300.00          0.00
------------------------------------------------------------------------------------------------
    21    10/01/2005   70252B BK8     5.25           1,000,000.00       26,250.00          0.00
------------------------------------------------------------------------------------------------
    22    10/01/2007   70252B BP7     5.40           2,255,000.00*      60,885.00          0.00
------------------------------------------------------------------------------------------------
    23    10/01/2010   70252B BV4     5.60           5,000,000.00*     140,000.00          0.00
------------------------------------------------------------------------------------------------
    24    10/01/2012   70252B BZ5     5.70           1,915,000.00*      54,577.50          0.00
------------------------------------------------------------------------------------------------
    RI    10/01/2012   70252B CA9     Variable          98,857.00   Residual -->       4,675.00
------------------------------------------------------------------------------------------------
  TOTAL                                            $16,433,857.00     $436,731.25   $209,675.00
------------------------------------------------------------------------------------------------

****INFORMATION AS OF 03/31/1996
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES

----------------------------------------------------------------------------------------------
          Certificate                                              Interest      Principal
  Class    Maturity     CUSIP    Certificate    Certificate         Amount         Amount
  Number     Date       Number      Rate           Amount            Due            Due
----------------------------------------------------------------------------------------------
    3     10/01/1996   684503 TD7    4.65           865,000.00        20,111.25    865,000.00
----------------------------------------------------------------------------------------------
    4     04/01/1997   684503 TE5    4.70           885,000.00        20,797.50          0.00
----------------------------------------------------------------------------------------------
    5     10/01/1997   684503 TF2    4.70           905,000.00        21,267.50          0.00
----------------------------------------------------------------------------------------------
    6     04/01/1998   684503 TG0    4.80           925,000.00        22,200.00          0.00
----------------------------------------------------------------------------------------------
    7     10/01/1998   684503 TH8    4.80           945,000.00        22,680.00          0.00
----------------------------------------------------------------------------------------------
    8     04/01/1999   684503 TJ4    4.90           970,000.00        23,765.00          0.00
----------------------------------------------------------------------------------------------
    9     10/01/1999   684503 TK1    4.90           995,000.00        24,377.50          0.00
----------------------------------------------------------------------------------------------
    10    04/01/2000   684503 TL9    5.00         1,020,000.00        25,500.00          0.00
----------------------------------------------------------------------------------------------
    11    10/01/2000   684503 TM7    5.00         1,045,000.00        26,125.00          0.00
----------------------------------------------------------------------------------------------
    12    04/01/2001   684503 TN5    5.00         1,070,000.00        26,750.00          0.00
----------------------------------------------------------------------------------------------
    13    10/01/2001   684503 TP0    5.00         1,095,000.00        27,375.00          0.00
----------------------------------------------------------------------------------------------
    14    04/01/2002   684503 TQ8    5.10         1,125,000.00        28,687.50          0.00
----------------------------------------------------------------------------------------------
    15    10/01/2002   684503 TR6    5.10         3,190,000.00        81,345.00          0.00
----------------------------------------------------------------------------------------------
    16    04/01/2003   684503 TS4    5.10         1,100,000.00        28,050.00          0.00
----------------------------------------------------------------------------------------------
    17    10/01/2003   684503 TT2    5.10         3,425,000.00        87,337.50          0.00
----------------------------------------------------------------------------------------------
    18    04/01/2004   684503 TU9    5.20         1,065,000.00        27,690.00          0.00
----------------------------------------------------------------------------------------------
    19    10/01/2004   684503 TV7    5.20         3,675,000.00        95,550.00          0.00
----------------------------------------------------------------------------------------------
    20    10/01/2005   684503 TX3    5.25         4,975,000.00*      130,593.75          0.00
----------------------------------------------------------------------------------------------
    21    10/01/2006   684503 TZ8    5.30         5,225,000.00*      138,462.50          0.00
----------------------------------------------------------------------------------------------
    22    10/01/2007   684503 UB9    5.40         5,480,000.00*      147,960.00          0.00
----------------------------------------------------------------------------------------------
    23    10/01/2008   684503 UD5    5.50         5,785,000.00*      159,087.50          0.00
----------------------------------------------------------------------------------------------
    24    10/01/2009   684503 UF0    5.60         6,085,000.00*      170,380.00          0.00
----------------------------------------------------------------------------------------------
    25    10/01/2010   684503 UH6    5.60         6,410,000.00*      179,480.00          0.00
----------------------------------------------------------------------------------------------
    26    10/01/2011   684503 UK9    5.70         6,750,000.00*      192,375.00          0.00
----------------------------------------------------------------------------------------------
    27    10/01/2012   684503 UM5    5.70         4,910,000.00*      139,935.00          0.00
----------------------------------------------------------------------------------------------
    RI    10/01/2012   684503 UN3    Variable        74,670.00   Residual -->          399.00
----------------------------------------------------------------------------------------------
  TOTAL                                         $69,994,670.00    $1,867,882.50   $865,399.00
----------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000