Form 10-K/A
period 2000-03-30
MERRILL LYNCH MUNICIPAL ABS INC
filed 2004-12-30
CIK 895472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2000.
                          ---------------

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

World Financial Center
North Tower
250 Vesey Street - 23rd Flr
North Tower
New York, New York                   10281-1323
-------------------------------      ---------------
(Address of principal executive      (Zip Code)
offices)

Registrant's telephone number, including area code  (212) 449-9938
                                                    -----------------------

Securities registered pursuant to Section 12 (b) of the Act:

 TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------                   -----------------------------------------

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

TABLE OF CONTENTS

EXPLANATORY NOTE

This  Amendment  No. 1 on Form 10-K/A is being filed  solely to correct Part IV,
Item 14, in the Annual Report on Form 10-K of Merrill Lynch Muncipal ABS, Inc. for the year ended March 30, 2000, filed with the Securities and Exchange Commission on July 7, 2000. This filing makes no other changes.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, SIGNATURES


     3.   EXHIBIT INDEX

          III. Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 1999, as amended and October 1, 1999.

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

                                  EXHIBIT 99.3

           STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.
      PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2 AND SERIES 3
            RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 1999, AS
                          AMENDED AND OCTOBER 1, 1999.

                                                       [LOGO]      Bankers Trust
                                                             Architects of Value


Colleen Shay-Persuad
Bankers Trust Company
Telephone: (212) 250-6378

March 18, 1999

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy

The Depository Trust Company
7 Hanover Square - 2nd Floor
New York, NY 10004
Attn: Frank Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 1, 1999. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at the above referenced number.

Very truly yours,



/s/ Colleen Shay-Persuad

Attachments

                                                 [LOGO]    Bankers Trust Company
                                                             Architects of Value


Colleen Shay-Persuad
Bankers Trust Co.
(212) 250-6125

March 18, 1999

Carl Daniels
Merrill Lynch

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Carl:

For the above referenced issues, the principal and interest information for April 1, 1999 is attached. All other relevant information is as follows:


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


Should you have any questions please call me at (212) 250-6125.

Thank You,


/s/ Colleen Shay-Persuad
enc.

                              SERIES 1 CERTIFICATES

----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
            Certificate                                               Interest        Principal
  Class      Maturity      CUSIP      Certificate  Certificate         Amount           Amount
  Number       Date        Number       Rate          Amount             Due             Due
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    8       4/1/1999    021433 EC7    4.90              90,000.00         2,205.00       90,000.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    9       10/1/1999   021433 ED5    4.90              90,000.00         2,205.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    10      4/1/2000    021433 EE3    5.00              95,000.00         2,375.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    11      10/1/2000   021433 EF0    5.00              95,000.00         2,375.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    12      4/1/2001    021433 EG8    5.00             100,000.00         2,500.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    13      10/1/2001   021433 EH6    5.00             100,000.00         2,500.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    14      4/1/2002    021433 EJ2    5.10             105,000.00         2,677.50            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    15      10/1/2002   021433 EK9    5.10             295,000.00         7,522.50            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    16      4/1/2003    021433 EL7    5.10             100,000.00         2,550.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    17      10/1/2003   021433 EM5    5.10             320,000.00         8,160.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    18      4/1/2004    021433 EN3    5.20              95,000.00         2,470.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    19      10/1/2004   021433 EP8    5.20             340,000.00         8,840.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    20      4/1/2005    021433 EQ6    5.25              95,000.00         2,493.75            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    21      10/1/2005   021433 ER4    5.25             360,000.00         9,450.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    22      10/1/2008   021433 EX1    5.50           1,495,000.00        41,112.50            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    23      10/1/2010   021433 FB8    5.60           1,130,000.00        31,640.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    24      10/1/2012   021433 FF9    5.70           1,200,000.00        34,200.00            0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
    RI      10/1/2012   021433 FG7    Variable          64,161.00   Residual -->          1,317.00
----------- ----------- ------------- ---------- ----------------- ---------------- ---------------
  TOTAL                                             $6,169,161.00      $165,276.25      $91,317.00
---------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES


-------------- ---------- -------------- ----------- --------------- ------------ --------------------
               Certificate                                            Interest         Principal
    Class      Maturity       CUSIP      Certificate   Certificate     Amount           Amount
   Number        Date        Number         Rate          Amount         Due              Due
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
      8        4/1/1999   70252B AW3     4.90           230,000.00      5,635.00           230,000.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
      9        10/1/1999  70252B AX1     4.90           240,000.00      5,880.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     10        4/1/2000   70252B AY9     5.00           245,000.00      6,125.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     11        10/1/2000  70252B AZ6     5.00           250,000.00      6,250.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     12        4/1/2001   70252B BA0     5.00           255,000.00      6,375.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     13        10/1/2001  70252B BB8     5.00           265,000.00      6,625.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     14        4/1/2002   70252B BC6     5.10           270,000.00      6,885.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     15        10/1/2002  70252B BD4     5.10           795,000.00     20,272.50                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     16        4/1/2003   70252B BE2     5.10           265,000.00      6,757.50                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     17        10/1/2003  70252B BF9     5.10           860,000.00     21,930.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     18        4/1/2004   70252B BG7     5.20           250,000.00      6,500.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     19        10/1/2004  70252B BH5     5.20           925,000.00     24,050.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     20        4/1/2005   70252B BJ1     5.25           240,000.00      6,300.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     21        10/1/2005  70252B BK8     5.25         1,000,000.00     26,250.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     22        10/1/2007  70252B BP7     5.40         2,255,000.00*    60,885.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     23        10/1/2010  70252B BV4     5.60         5,000,000.00*   140,000.00                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     24        10/1/2012  70252B BZ5     5.70         1,915,000.00*    54,577.50                 0.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
     RI        10/1/2012  70252B CA9     Variable        76,227.00   Residual -->            5,109.00
-------------- ---------- -------------- ----------- --------------- ------------ --------------------
    TOTAL                                           $15,336,227.00   $411,297.50          $235,109.00
------------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES


----------- ----------- ------------- ---------- ----------------- ---------------- -------------
            Certificate                                               Interest       Principal
  Class      Maturity      CUSIP      Certificate   Certificate        Amount          Amount
  Number       Date        Number       Rate           Amount            Due            Due
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    8       4/1/1999    684503 TJ4    4.90           970,000.00          23,765.00    970,000.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    9       10/1/1999   684503 TK1    4.90           995,000.00          24,377.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    10      4/1/2000    684503 TL9    5.00         1,020,000.00          25,500.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    11      10/1/2000   684503 TM7    5.00         1,045,000.00          26,125.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    12      4/1/2001    684503 TN5    5.00         1,070,000.00          26,750.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    13      10/1/2001   684503 TP0    5.00         1,095,000.00          27,375.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    14      4/1/2002    684503 TQ8    5.10         1,125,000.00          28,687.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    15      10/1/2002   684503 TR6    5.10         3,190,000.00          81,345.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    16      4/1/2003    684503 TS4    5.10         1,100,000.00          28,050.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    17      10/1/2003   684503 TT2    5.10         3,425,000.00          87,337.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    18      4/1/2004    684503 TU9    5.20         1,065,000.00          27,690.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    19      10/1/2004   684503 TV7    5.20         3,675,000.00          95,550.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    20      10/1/2005   684503 TX3    5.25         4,975,000.00*        130,593.75          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    21      10/1/2006   684503 TZ8    5.30         5,225,000.00*        138,462.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    22      10/1/2007   684503 UB9    5.40         5,480,000.00*        147,960.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    23      10/1/2008   684503 UD5    5.50         5,785,000.00*        159,087.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    24      10/1/2009   684503 UF0    5.60         6,085,000.00*        170,380.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    25      10/1/2010   684503 UH6    5.60         6,410,000.00*        179,480.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    26      10/1/2011   684503 UK9    5.70         6,750,000.00*        192,375.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    27      10/1/2012   684503 UM5    5.70         4,910,000.00*        139,935.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    RI      10/1/2012   684503 UN3    Variable        65,103.00     Residual -->        2,455.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------

  TOTAL                                          $65,460,103.00      $1,760,826.25   $972,455.00
-------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000

                                                 [LOGO]    Bankers Trust Company
                                                             Architects of Value


Safet Kalabovic
Bankers Trust Company
Telephone: (212) 250-6378

September 29, 1999

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy

The Depository Trust Company
7 Hanover Square - 2nd Floor
New York, NY 10004
Attn: Frank Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 1, 1999. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at the above referenced number.

Very truly yours,



/s/ Safet Kalabovic

Attachment

                                                 [LOGO]    Bankers Trust Company
                                                             Architects of Value


Safet Kalabovic
Assistant Treasurer
(212) 250-6378

September 29, 1999

Carl Daniels
Merrill Lynch

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Carl:

For the above referenced issues, the principal and interest information for October 1, 1999 is attached. All other relevant information is as follows:


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


Should you have any questions please call me at (212) 250-6125.

Thank You,


/s/ Safet Kalabovic
enc.

                              SERIES 1 CERTIFICATES


----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
            Certificate                                               Interest          Principal
  Class      Maturity      CUSIP      Certificate  Certificate         Amount            Amount
  Number       Date        Number       Rate          Amount             Due               Due
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    9       10/1/1999   021433 ED5    4.90              90,000.00         2,205.00          90,000.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    10      4/1/2000    021433 EE3    5.00              95,000.00         2,375.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    11      10/1/2000   021433 EF0    5.00              95,000.00         2,375.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    12      4/1/2001    021433 EG8    5.00             100,000.00         2,500.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    13      10/1/2001   021433 EH6    5.00             100,000.00         2,500.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    14      4/1/2002    021433 EJ2    5.10             105,000.00         2,677.50               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    15      10/1/2002   021433 EK9    5.10             295,000.00         7,522.50               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    16      4/1/2003    021433 EL7    5.10             100,000.00         2,550.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    17      10/1/2003   021433 EM5    5.10             320,000.00         8,160.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    18      4/1/2004    021433 EN3    5.20              95,000.00         2,470.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    19      10/1/2004   021433 EP8    5.20             340,000.00         8,840.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    20      4/1/2005    021433 EQ6    5.25              95,000.00         2,493.75               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    21      10/1/2005   021433 ER4    5.25             360,000.00         9,450.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    22      10/1/2008   021433 EX1    5.50           1,495,000.00        41,112.50               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    23      10/1/2010   021433 FB8    5.60           1,130,000.00        31,640.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    24      10/1/2012   021433 FF9    5.70           1,200,000.00        34,200.00               0.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
    RI      10/1/2012   021433 FG7    Variable          62,844.00   Residual -->             3,522.00
----------- ----------- ------------- ---------- ----------------- ---------------- ------------------
  TOTAL                                             $6,077,844.00      $163,071.25         $93,522.00
------------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES


----------- ---------- --------------- ---------- ------------------ --------------- -------------
            Certificate                                                 Interest      Principal
  Class     Maturity       CUSIP       Certificate    Certificate        Amount         Amount
  Number      Date         Number        Rate           Amount            Due            Due
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    9       10/1/1999  70252B AX1      4.90            240,000.00          5,880.00    240,000.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    10      4/1/2000   70252B AY9      5.00            245,000.00          6,125.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    11      10/1/2000  70252B AZ6      5.00            250,000.00          6,250.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    12      4/1/2001   70252B BA0      5.00            255,000.00          6,375.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    13      10/1/2001  70252B BB8      5.00            265,000.00          6,625.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    14      4/1/2002   70252B BC6      5.10            270,000.00          6,885.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    15      10/1/2002  70252B BD4      5.10            795,000.00         20,272.50          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    16      4/1/2003   70252B BE2      5.10            265,000.00          6,757.50          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    17      10/1/2003  70252B BF9      5.10            860,000.00         21,930.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    18      4/1/2004   70252B BG7      5.20            250,000.00          6,500.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    19      10/1/2004  70252B BH5      5.20            925,000.00         24,050.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    20      4/1/2005   70252B BJ1      5.25            240,000.00          6,300.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    21      10/1/2005  70252B BK8      5.25          1,000,000.00         26,250.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    22      10/1/2007  70252B BP7      5.40          2,255,000.00*        60,885.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    23      10/1/2010  70252B BV4      5.60          5,000,000.00*       140,000.00          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    24      10/1/2012  70252B BZ5      5.70          1,915,000.00*        54,577.50          0.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
    RI      10/1/2012  70252B CA9      Variable         71,118.00     Residual -->         744.00
----------- ---------- --------------- ---------- ------------------ --------------- -------------
  TOTAL                                            $15,101,118.00       $405,662.50   $240,744.00
--------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES


----------- ----------- ------------- ---------- ----------------- ---------------- -------------
            Certificate                                               Interest       Principal
  Class      Maturity      CUSIP      Certificate   Certificate        Amount          Amount
  Number       Date        Number       Rate           Amount            Due            Due
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    9       10/1/1999   684503 TK1    4.90           995,000.00          24,377.50    995,000.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    10      4/1/2000    684503 TL9    5.00         1,020,000.00          25,500.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    11      10/1/2000   684503 TM7    5.00         1,045,000.00          26,125.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    12      4/1/2001    684503 TN5    5.00         1,070,000.00          26,750.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    13      10/1/2001   684503 TP0    5.00         1,095,000.00          27,375.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    14      4/1/2002    684503 TQ8    5.10         1,125,000.00          28,687.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    15      10/1/2002   684503 TR6    5.10         3,190,000.00          81,345.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    16      4/1/2003    684503 TS4    5.10         1,100,000.00          28,050.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    17      10/1/2003   684503 TT2    5.10         3,425,000.00          87,337.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    18      4/1/2004    684503 TU9    5.20         1,065,000.00          27,690.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    19      10/1/2004   684503 TV7    5.20         3,675,000.00          95,550.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    20      10/1/2005   684503 TX3    5.25         4,975,000.00*        130,593.75          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    21      10/1/2006   684503 TZ8    5.30         5,225,000.00*        138,462.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    22      10/1/2007   684503 UB9    5.40         5,480,000.00*        147,960.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    23      10/1/2008   684503 UD5    5.50         5,785,000.00*        159,087.50          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    24      10/1/2009   684503 UF0    5.60         6,085,000.00*        170,380.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    25      10/1/2010   684503 UH6    5.60         6,410,000.00*        179,480.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    26      10/1/2011   684503 UK9    5.70         6,750,000.00*        192,375.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    27      10/1/2012   684503 UM5    5.70         4,910,000.00*        139,935.00          0.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
    RI      10/1/2012   684503 UN3    Variable        62,648.00     Residual -->        1,220.00
----------- ----------- ------------- ---------- ----------------- ---------------- -------------
  TOTAL                                          $64,487,648.00      $1,737,061.25   $996,220.00
-------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000