Form 10-K/A
period 2001-03-30
MERRILL LYNCH MUNICIPAL ABS INC
filed 2004-12-30
CIK 895472

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

For the fiscal year ended March 30, 2001.
                          ---------------

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

World Financial Center
North Tower
250 Vesey Street - 23rd Flr
North Tower
New York, New York                           10281-1323
------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code     (212) 449-9938
                                                       -----------------------

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------

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

TABLE OF CONTENTS
EXPLANATORY NOTE



This  Amendment  No. 1 on Form 10-K/A is being filed  solely to correct Part IV,
Item 14, in the Annual Report on Form 10-K of Merrill Lynch Muncipal ABS, Inc. for the year ended March 30, 2001, filed with the Securities and Exchange Commission on May 15, 2002. This filing makes no other changes.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, Signatures

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


3.   EXHIBIT INDEX

     III. Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 2000, as amended and October 1, 2000.

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

                       MERRILL LYNCH MUNICIPAL ABS, INC.

                       By:        /s/ Edward J. Sisk
                                  ----------------------------------
                       Name:      Edward J. Sisk
                       Title:     Authorized Signatory
                       Date:      December 22, 2004

                                  EXHIBIT INDEX

EXHIBIT                                                                PAGE NO.
-------                                                                --------

99.3    Statements to holders of Merrill Lynch Municipal ABS, Inc.         6
Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 2000, as amended, and October 1, 2000.

                                  EXHIBIT 99.3

           STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.
       PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2 AND SERIES 3
                      RELATING TO THE DISTRIBUTION DATES OF
                            APRIL 1, 2000, AS AMENDED
                              AND OCTOBER 1, 2000.




                                                            [LOGO] Deutsche Bank

March 29, 2000

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 1, 2000. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (212) 250 6378.

Very truly yours,



Safer Kalabovic
Assistant Treasurer

                                                            [LOGO] Deutsche Bank

March 29, 2000

Bryan Hughes
Merrill Lynch

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Bryan:

For the above referenced issues, the principal and interest information for April 1, 2000 is attached. All other relevant information is as follows:


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

Thank You,


Safet Kalabovic
Assistant Treasurer

                              SERIES 1 CERTIFICATES

-----------------------------------------------------------------------------------------------------------------------
              Certificate                                                             Interest          Principal
   Class       Maturity         CUSIP        Certificate       Certificate             Amount             Amount
   Number        Date           Number           Rate            Amount                 Due                Due
-----------------------------------------------------------------------------------------------------------------------
     10     04/01/2000     021433 EE3      5.00                   95,000.00              2,375.00         95,000.00
--------------------------------------------------------------------------------------------------------------------
     11     10/01/2000     021433 EF0      5.00                   95,000.00              2,375.00              0.00
--------------------------------------------------------------------------------------------------------------------
     12     04/01/2001     021433 EG8      5.00                  100,000.00              2,500.00              0.00
--------------------------------------------------------------------------------------------------------------------
     13     10/01/2001     021433 EH6      5.00                  100,000.00              2,500.00              0.00
--------------------------------------------------------------------------------------------------------------------
     14     04/01/2002     021433 EJ2      5.10                  105,000.00              2,677.50              0.00
--------------------------------------------------------------------------------------------------------------------
     15     10/01/2002     021433 EK9      5.10                  295,000.00              7,522.50              0.00
--------------------------------------------------------------------------------------------------------------------
     16     04/01/2003     021433 EL7      5.10                  100,000.00              2,550.00              0.00
--------------------------------------------------------------------------------------------------------------------
     17     10/01/2003     021433 EM5      5.10                  320,000.00              8,160.00              0.00
--------------------------------------------------------------------------------------------------------------------
     18     04/01/2004     021433 EN3      5.20                   95,000.00              2,470.00              0.00
--------------------------------------------------------------------------------------------------------------------
     19     10/01/2004     021433 EP8      5.20                  340,000.00              8,840.00              0.00
--------------------------------------------------------------------------------------------------------------------
     20     04/01/2005     021433 EQ6      5.25                   95,000.00              2,493.75              0.00
--------------------------------------------------------------------------------------------------------------------
     21     10/01/2005     021433 ER4      5.25                  360,000.00              9,450.00              0.00
--------------------------------------------------------------------------------------------------------------------
     22     10/01/2008     021433 EX1      5.50                1,495,000.00*            41,112.50              0.00
--------------------------------------------------------------------------------------------------------------------
     23     10/01/2010     021433 FB8      5.60                1,130,000.00*            31,640.00              0.00
--------------------------------------------------------------------------------------------------------------------
     24     10/01/2012     021433 FF9      5.70                1,200,000.00*            34,200.00              0.00
--------------------------------------------------------------------------------------------------------------------
     RI     10/01/2012     021433 FG7      Variable               59,322.00           Residual -->           727.00
--------------------------------------------------------------------------------------------------------------------

   TOTAL                                                      $5,984,322.00           $160,866.25        $95,727.00
--------------------------------------------------------------------------------------------------------------------

****Information as of 3/31/96
****Underlying Bond-Altamonte Springs FLA Authority
13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

-------------------------------------------------------------------------------------------------------------------
                 Certificate                                                             Interest        Principal
     Class        Maturity        CUSIP       Certificate       Certificate               Amount          Amount
    Number          Date          Number         Rate              Amount                  Due              Due
-------------------------------------------------------------------------------------------------------------------
      10       04/01/2000     70252B AY9    5.00                    245,000.00             6,125.00     245,000.00
-------------------------------------------------------------------------------------------------------------------
      11       10/01/2000     70252B AZ6    5.00                    250,000.00             6,250.00           0.00
-------------------------------------------------------------------------------------------------------------------
      12       04/01/2001     70252B BA0    5.00                    255,000.00             6,375.00           0.00
-------------------------------------------------------------------------------------------------------------------
      13       10/01/2001     70252B BB8    5.00                    265,000.00             6,625.00           0.00
-------------------------------------------------------------------------------------------------------------------
      14       04/01/2002     70252B BC6    5.10                    270,000.00             6,885.00           0.00
-------------------------------------------------------------------------------------------------------------------
      15       10/01/2002     70252B BD4    5.10                    795,000.00            20,272.50           0.00
-------------------------------------------------------------------------------------------------------------------
      16       04/01/2003     70252B BE2    5.10                    265,000.00             6,757.50           0.00
-------------------------------------------------------------------------------------------------------------------
      17       10/01/2003     70252B BF9    5.10                    860,000.00            21,930.00           0.00
-------------------------------------------------------------------------------------------------------------------
      18       04/01/2004     70252B BG7    5.20                    250,000.00             6,500.00           0.00
-------------------------------------------------------------------------------------------------------------------
      19       10/01/2004     70252B BH5    5.20                    925,000.00            24,050.00           0.00
-------------------------------------------------------------------------------------------------------------------
      20       04/01/2005     70252B BJ1    5.25                    240,000.00             6,300.00           0.00
-------------------------------------------------------------------------------------------------------------------
      21       10/01/2005     70252B BK8    5.25                  1,000,000.00            26,250.00           0.00
-------------------------------------------------------------------------------------------------------------------
      22       10/01/2007     70252B BP7    5.40                  2,255,000.00*           60,885.00           0.00
-------------------------------------------------------------------------------------------------------------------
      23       10/01/2010     70252B BV4    5.60                  5,000,000.00*          140,000.00           0.00
-------------------------------------------------------------------------------------------------------------------
      24       10/01/2012     70252B BZ5    5.70                  1,915,000.00*           54,577.50           0.00
-------------------------------------------------------------------------------------------------------------------
      RI       10/01/2012     70252B CA9    Variable                 70,374.00         Residual -->       1,624.00
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                      $14,860,374.00          $399,782.50    $246,624.00
-------------------------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES

---------------------------------------------------------------------------------------------------------------------------
               Certificate                                                               Interest           Principal
    Class       Maturity          CUSIP         Certificate       Certificate             Amount             Amount
   Number         Date            Number           Rate             Amount                  Due                Due
---------------------------------------------------------------------------------------------------------------------------
     10      04/01/2000     684503 TL9        5.00                    1,020,000.00            25,500.00       1,020,000.00
---------------------------------------------------------------------------------------------------------------------------
     11      10/01/2000     684503 TM7        5.00                    1,045,000.00            26,125.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     12      04/01/2001     684503 TN5        5.00                    1,070,000.00            26,750.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     13      10/01/2001     684503 TP0        5.00                    1,095,000.00            27,375.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     14      04/01/2002     684503 TQ8        5.10                    1,125,000.00            28,687.50               0.00
---------------------------------------------------------------------------------------------------------------------------
     15      10/01/2002     684503 TR6        5.10                    3,190,000.00            81,345.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     16      04/01/2003     684503 TS4        5.10                    1,100,000.00            28,050.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     17      10/01/2003     684503 TT2        5.10                    3,425,000.00            87,337.50               0.00
---------------------------------------------------------------------------------------------------------------------------
     18      04/01/2004     684503 TU9        5.20                    1,065,000.00            27,690.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     19      10/01/2004     684503 TV7        5.20                    3,675,000.00            95,550.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     20      10/01/2005     684503 TX3        5.25                    4,975,000.00*          130,593.75               0.00
---------------------------------------------------------------------------------------------------------------------------
     21      10/01/2006     684503 TZ8        5.30                    5,225,000.00*          138,462.50               0.00
---------------------------------------------------------------------------------------------------------------------------
     22      10/01/2007     684503 UB9        5.40                    5,480,000.00*          147,960.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     23      10/01/2008     684503 UD5        5.50                    5,785,000.00*          159,087.50               0.00
---------------------------------------------------------------------------------------------------------------------------
     24      10/01/2009     684503 UF0        5.60                    6,085,000.00*          170,380.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     25      10/01/2010     684503 UH6        5.60                    6,410,000.00*          179,480.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     26      10/01/2011     684503 UK9        5.70                    6,750,000.00*          192,375.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     27      10/01/2012     684503 UM5        5.70                    4,910,000.00*          139,935.00               0.00
---------------------------------------------------------------------------------------------------------------------------
     RI      10/01/2012     684503 UN3        Variable                   61,428.00         Residual -->             598.00
---------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                           $63,491,428.00        $1,712,683.75      $1,020,598.00
---------------------------------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
    13.125%, 10/01/12, $41,650,000

                                                       [LOGO] Deutsche Bank
                                                       Bankers Trust Company
                                                       Four Albany Street
                                                       MS 5041
                                                       New York, New York 10000
September 28, 2000

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re: Merrill Lynch Municipal ABS, Inc.
    Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 2, 2000. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at the above referenced number.

Very truly yours,



Safer Kalabovic
Assistant Treasurer

                                                            [LOGO] Deutsche Bank

September 28, 2000

Bryan Hughes
Merrill Lynch

Re:         Merrill Lynch Municipal ABS, Inc.
            Prerefunded Municipal Certificates Series 1, 2 and 3

Bryan:

For the above referenced issues, the principal and interest information for October 2, 2000 is attached. All other relevant information is as follows:


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

Thank You,


Safet Kalabovic
Assistant Treasurer

                              SERIES 1 CERTIFICATES

--------------------------------------------------------------------------------------------------------------------
              Certificate                                                             Interest          Principal
   Class       Maturity         CUSIP        Certificate       Certificate             Amount             Amount
   Number        Date           Number           Rate            Amount                 Due                Due
--------------------------------------------------------------------------------------------------------------------
     11     10/01/2000     021433 EF0            5.00             95,000.00              2,375.00         95,000.00
--------------------------------------------------------------------------------------------------------------------
     12     04/01/2001     021433 EG8            5.00            100,000.00              2,500.00              0.00
--------------------------------------------------------------------------------------------------------------------
     13     10/01/2001     021433 EH6            5.00            100,000.00              2,500.00              0.00
--------------------------------------------------------------------------------------------------------------------
     14     04/01/2002     021433 EJ2            5.10            105,000.00              2,677.50              0.00
--------------------------------------------------------------------------------------------------------------------
     15     10/01/2002     021433 EK9            5.10            295,000.00              7,522.50              0.00
--------------------------------------------------------------------------------------------------------------------
     16     04/01/2003     021433 EL7            5.10            100,000.00              2,550.00              0.00
--------------------------------------------------------------------------------------------------------------------
     17     10/01/2003     021433 EM5            5.10            320,000.00              8,160.00              0.00
--------------------------------------------------------------------------------------------------------------------
     18     04/01/2004     021433 EN3            5.20             95,000.00              2,470.00              0.00
--------------------------------------------------------------------------------------------------------------------
     19     10/01/2004     021433 EP8            5.20            340,000.00              8,840.00              0.00
--------------------------------------------------------------------------------------------------------------------
     20     04/01/2005     021433 EQ6            5.25             95,000.00              2,493.75              0.00
--------------------------------------------------------------------------------------------------------------------
     21     10/01/2005     021433 ER4            5.25            360,000.00              9,450.00              0.00
--------------------------------------------------------------------------------------------------------------------
     22     10/01/2008     021433 EX1            5.50          1,495,000.00*            41,112.50              0.00
--------------------------------------------------------------------------------------------------------------------
     23     10/01/2010     021433 FB8            5.60          1,130,000.00*            31,640.00              0.00
--------------------------------------------------------------------------------------------------------------------
     24     10/01/2012     021433 FF9            5.70          1,200,000.00*            34,200.00              0.00
--------------------------------------------------------------------------------------------------------------------
     RI     10/01/2012     021433 FG7            Variable         58,595.00      Residual -->              3,102.00
--------------------------------------------------------------------------------------------------------------------
   TOTAL                                                      $5,888,595.00           $158,491.25        $98,102.00
--------------------------------------------------------------------------------------------------------------------

****Information as of 3/31/96
****Underlying Bond-Altamonte Springs FLA Authority
13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

---------------------------------------------------------------------------------------------------------------------
                Certificate                                                              Interest         Principal
    Class        Maturity           CUSIP     Certificate        Certificate              Amount            Amount
   Number          Date             Number      Rate               Amount                 Due               Due
----------------------------------------------------------------------------------------------------------------------
     11      10/01/2000       70252B AZ6        5.00                 250,000.00            6,250.00        250,000.00
----------------------------------------------------------------------------------------------------------------------
     12      04/01/2001       70252B BA0        5.00                 255,000.00            6,375.00              0.00
----------------------------------------------------------------------------------------------------------------------
     13      10/01/2001       70252B BB8        5.00                 265,000.00            6,625.00              0.00
----------------------------------------------------------------------------------------------------------------------
     14      04/01/2002       70252B BC6        5.10                 270,000.00            6,885.00              0.00
----------------------------------------------------------------------------------------------------------------------
     15      10/01/2002       70252B BD4        5.10                 795,000.00           20,272.50              0.00
----------------------------------------------------------------------------------------------------------------------
     16      04/01/2003       70252B BE2        5.10                 265,000.00            6,757.50              0.00
----------------------------------------------------------------------------------------------------------------------
     17      10/01/2003       70252B BF9        5.10                 860,000.00           21,930.00              0.00
----------------------------------------------------------------------------------------------------------------------
     18      04/01/2004       70252B BG7        5.20                 250,000.00            6,500.00              0.00
----------------------------------------------------------------------------------------------------------------------
     19      10/01/2004       70252B BH5        5.20                 925,000.00           24,050.00              0.00
----------------------------------------------------------------------------------------------------------------------
     20      04/01/2005       70252B BJ1        5.25                 240,000.00            6,300.00              0.00
----------------------------------------------------------------------------------------------------------------------
     21      10/01/2005       70252B BK8        5.25               1,000,000.00           26,250.00              0.00
----------------------------------------------------------------------------------------------------------------------
     22      10/01/2007       70252B BP7        5.40               2,255,000.00*          60,885.00              0.00
----------------------------------------------------------------------------------------------------------------------
     23      10/01/2010       70252B BV4        5.60               5,000,000.00*         140,000.00              0.00
----------------------------------------------------------------------------------------------------------------------
     24      10/01/2012       70252B BZ5        5.70               1,915,000.00*          54,577.50              0.00
----------------------------------------------------------------------------------------------------------------------
     RI      10/01/2012       70252B CA9        Variable              68,750.00     Residual -->             2,749.00
----------------------------------------------------------------------------------------------------------------------
    TOTAL                                                        $14,613,750.00         $393,657.50       $252,749.00
----------------------------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
13.125% 10/01/12, $9,850,000

                             SERIES 3 CERTIFICATES

-------------------------------------------------------------------------------------------------------------------
              Certificate                                                            Interest          Principal
   Class       Maturity          CUSIP       Certificate      Certificate             Amount            Amount
   Number        Date           Number           Rate            Amount                Due                Due
-------------------------------------------------------------------------------------------------------------------
     11     10/01/2000     684503 TM7       5.00               1,045,000.00           26,125.00       1,045,000.00
-------------------------------------------------------------------------------------------------------------------
     12     04/01/2001     684503 TN5       5.00               1,070,000.00           26,750.00               0.00
-------------------------------------------------------------------------------------------------------------------
     13     10/01/2001     684503 TP0       5.00               1,095,000.00           27,375.00               0.00
-------------------------------------------------------------------------------------------------------------------
     14     04/01/2002     684503 TQ8       5.10               1,125,000.00           28,687.50               0.00
-------------------------------------------------------------------------------------------------------------------
     15     10/01/2002     684503 TR6       5.10               3,190,000.00           81,345.00               0.00
-------------------------------------------------------------------------------------------------------------------
     16     04/01/2003     684503 TS4       5.10               1,100,000.00           28,050.00               0.00
-------------------------------------------------------------------------------------------------------------------
     17     10/01/2003     684503 TT2       5.10               3,425,000.00           87,337.50               0.00
-------------------------------------------------------------------------------------------------------------------
     18     04/01/2004     684503 TU9       5.20               1,065,000.00           27,690.00               0.00
-------------------------------------------------------------------------------------------------------------------
     19     10/01/2004     684503 TV7       5.20               3,675,000.00           95,550.00               0.00
-------------------------------------------------------------------------------------------------------------------
     20     10/01/2005     684503 TX3       5.25               4,975,000.00*         130,593.75               0.00
-------------------------------------------------------------------------------------------------------------------
     21     10/01/2006     684503 TZ8       5.30               5,225,000.00*         138,462.50               0.00
-------------------------------------------------------------------------------------------------------------------
     22     10/01/2007     684503 UB9       5.40               5,480,000.00*         147,960.00               0.00
-------------------------------------------------------------------------------------------------------------------
     23     10/01/2008     684503 UD5       5.50               5,785,000.00*         159,087.50               0.00
-------------------------------------------------------------------------------------------------------------------
     24     10/01/2009     684503 UF0       5.60               6,085,000.00*         170,380.00               0.00
-------------------------------------------------------------------------------------------------------------------
     25     10/01/2010     684503 UH6       5.60               6,410,000.00*         179,480.00               0.00
-------------------------------------------------------------------------------------------------------------------
     26     10/01/2011     684503 UK9       5.70               6,750,000.00*         192,375.00               0.00
-------------------------------------------------------------------------------------------------------------------
     27     10/01/2012     684503 UM5       5.70               4,910,000.00*         139,935.00               0.00
-------------------------------------------------------------------------------------------------------------------
     RI     10/01/2012     684503 UN3       Variable              60,830.00     Residual -->              1,098.00
-------------------------------------------------------------------------------------------------------------------
   TOTAL                                                     $62,470,830.00       $1,687,183.75      $1,046,098.00
-------------------------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
13.125%, 10/01/12, $41,650,000