Form 10-K
period 2002-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2004-12-30
CIK 895472

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

For the fiscal year ended March 30, 2002.
                          ---------------

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

World Financial Center
North Tower
250 Vesey Street - 9th Flr.
North Tower
New York, New York                   10080-1323
--------------------------------     ---------------
(Address of principal executive      (Zip Code)
offices)

Registrant's telephone number, including      (212) 449-9938
area code                                     -----------------------

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------

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

     AS OF MARCH 30, 2002, THERE ARE 100 SHARES OF COMMON STOCK.

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

Item 3.   LEGAL PROCEEDINGS.
          NONE.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          NONE.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

          (a) Number of holders of record of each Series of Certificates as of March 30, 2002:

                      SERIES 1: 36 HOLDERS*;
                      SERIES 2: 35 HOLDERS*;
                      SERIES 3: 59 HOLDERS*.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          NONE

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          NONE.

*Number of Holders per Series equals the number of Direct Participants holding Certificates through The Depository Trust Company plus the number of accounts held at Merrill Lynch for the benefit of Certificateholders.

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

                                     PART IV

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

                                 EXHIBIT INDEX

EXHIBIT

99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures

99.2 Notice of Substitution of Defeasance Obligations

99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 2001, as amended, and October 1, 2001.

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

               Re: Prerefunded Municipal Certificates Series 1, 2 and 3 (the "Certificates")



               Ladies and Gentlemen:

               We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Trust Agreement dated as of March 28, 1995, as supplemented by the Prerefunded Municipal Certificates Series 1, 2 and 3 Supplement, dated as of March 21, 1995 (together, the "Trust Agreement"), during the periods covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended March 31, 2002 (the "Annual Report").
               Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

               In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended March 31, 2002.




               /s/ Aston Bell, CPA
               New York, New York
               December 15, 2004

                                  EXHIBIT 99.2

On September 28, 2001, Deutsche Bank Trust Company Bank (Tel: (212) 250-6378), the escrow trustee for the prerefunded bonds underlying Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2 and Series 3, upon inquiry by the registrant, reported that no substitution of defeasance obligations in the escrow for each of the related maturity of bonds has occurred.

                                  EXHIBIT 99.3

           STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.
       PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2 AND SERIES 3
             RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2001, AS
                          AMENDED AND OCTOBER 1, 2001.

                                                    [LOGO]

                                                    Deutsche Bank
                                                    Bankers Trust Company
                                                    Four Albany Street
                                                    MS 5041
                                                    New York, New York 10000
March 29, 2001

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy/Jan Nelson

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 2, 2001. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (212) 250-6378.

Very truly yours,



Safer Kalabovic
Assistant Treasurer

                                                       [LOGO] Deutsche Bank

March 29, 2001

Bryan Hughes
Merrill Lynch

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Bryan:

For the above referenced issues, the principal and interest information for April 2, 2001 is attached. All other relevant information is as follows:


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

Thank You,


Safet Kalabovic
Assistant Treasurer

                              SERIES 1 CERTIFICATES

--------------------------------------------------------------------------------------------------
          Certificate                                              Interest         Principal
  Class     Maturity    CUSIP    Certificate   Certificate          Amount           Amount
  Number      Date      Number      Rate          Amount             Due               Due
--------------------------------------------------------------------------------------------------
    12    04/01/2001  021433 EG8    5.00          100,000.00          2,500.00         100,000.00
--------------------------------------------------------------------------------------------------
    13    10/01/2001  021433 EH6    5.00          100,000.00          2,500.00               0.00
--------------------------------------------------------------------------------------------------
    14    04/01/2002  021433 EJ2    5.10          105,000.00          2,677.50               0.00
--------------------------------------------------------------------------------------------------
    15    10/01/2002  021433 EK9    5.10          295,000.00          7,522.50               0.00
--------------------------------------------------------------------------------------------------
    16    04/01/2003  021433 EL7    5.10          100,000.00          2,550.00               0.00
--------------------------------------------------------------------------------------------------
    17    10/01/2003  021433 EM5    5.10          320,000.00          8,160.00               0.00
--------------------------------------------------------------------------------------------------
    18    04/01/2004  021433 EN3    5.20           95,000.00          2,470.00               0.00
--------------------------------------------------------------------------------------------------
    19    10/01/2004  021433 EP8    5.20          340,000.00          8,840.00               0.00
--------------------------------------------------------------------------------------------------
    20    04/01/2005  021433 EQ6    5.25           95,000.00          2,493.75               0.00
--------------------------------------------------------------------------------------------------
    21    10/01/2005  021433 ER4    5.25          360,000.00          9,450.00               0.00
--------------------------------------------------------------------------------------------------
    22    10/01/2008  021433 EX1    5.50        1,495,000.00*        41,112.50               0.00
--------------------------------------------------------------------------------------------------
    23    10/01/2010  021433 FB8    5.60        1,130,000.00*        31,640.00               0.00
--------------------------------------------------------------------------------------------------
    24    10/01/2012  021433 FF9    5.70        1,200,000.00*        34,200.00               0.00
--------------------------------------------------------------------------------------------------
    RI    10/01/2012  021433 FG7    Variable       55,493.00      Residual --              477.00
--------------------------------------------------------------------------------------------------
  TOTAL                                        $5,790,493.00       $156,116.25        $100,477.00
--------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

--------------------------------------------------------------------------------------------
           Certificate                                             Interest     Principal
  Class     Maturity     CUSIP    Certificate    Certificate        Amount        Amount
  Number      Date       Number      Rate          Amount            Due           Due
--------------------------------------------------------------------------------------------
    12    04/01/2001   70252B BA0    5.00           255,000.00       6,375.00    255,000.00
--------------------------------------------------------------------------------------------
    13    10/01/2001   70252B BB8    5.00           265,000.00       6,625.00          0.00
--------------------------------------------------------------------------------------------
    14    04/01/2002   70252B BC6    5.10           270,000.00       6,885.00          0.00
--------------------------------------------------------------------------------------------
    15    10/01/2002   70252B BD4    5.10           795,000.00      20,272.50          0.00
--------------------------------------------------------------------------------------------
    16    04/01/2003   70252B BE2    5.10           265,000.00       6,757.50          0.00
--------------------------------------------------------------------------------------------
    17    10/01/2003   70252B BF9    5.10           860,000.00      21,930.00          0.00
--------------------------------------------------------------------------------------------
    18    04/01/2004   70252B BG7    5.20           250,000.00       6,500.00          0.00
--------------------------------------------------------------------------------------------
    19    10/01/2004   70252B BH5    5.20           925,000.00      24,050.00          0.00
--------------------------------------------------------------------------------------------
    20    04/01/2005   70252B BJ1    5.25           240,000.00       6,300.00          0.00
--------------------------------------------------------------------------------------------
    21    10/01/2005   70252B BK8    5.25         1,000,000.00      26,250.00          0.00
--------------------------------------------------------------------------------------------
    22    10/01/2007   70252B BP7    5.40         2,255,000.00*     60,885.00          0.00
--------------------------------------------------------------------------------------------
    23    10/01/2010   70252B BV4    5.60         5,000,000.00*    140,000.00          0.00
--------------------------------------------------------------------------------------------
    24    10/01/2012   70252B BZ5    5.70         1,915,000.00*     54,577.50          0.00
--------------------------------------------------------------------------------------------
    RI    10/01/2012   70252B CA9    Variable        66,001.00  Residual -->       3,999.00
--------------------------------------------------------------------------------------------
  TOTAL                                         $14,361,001.00    $387,407.50   $258,999.00
--------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                                        SERIES 3 CERTIFICATES

--------------------------------------------------------------------------------------------------
          Certificate                                                Interest       Principal
  Class    Maturity      CUSIP    Certificate    Certificate          Amount          Amount
  Number     Date       Number       Rate          Amount              Due             Due
--------------------------------------------------------------------------------------------------
    12    04/01/2001   684503 TN5     5.00       1,070,000.00         26,750.00    1,070,000.00
------------------------------------------------------------------------------------------------
    13    10/01/2001   684503 TP0     5.00       1,095,000.00         27,375.00            0.00
------------------------------------------------------------------------------------------------
    14    04/01/2002   684503 TQ8     5.10       1,125,000.00         28,687.50            0.00
------------------------------------------------------------------------------------------------
    15    10/01/2002   684503 TR6     5.10       3,190,000.00         81,345.00            0.00
------------------------------------------------------------------------------------------------
    16    04/01/2003   684503 TS4     5.10       1,100,000.00         28,050.00            0.00
------------------------------------------------------------------------------------------------
    17    10/01/2003   684503 TT2     5.10       3,425,000.00         87,337.50            0.00
------------------------------------------------------------------------------------------------
    18    04/01/2004   684503 TU9     5.20       1,065,000.00         27,690.00            0.00
------------------------------------------------------------------------------------------------
    19    10/01/2004   684503 TV7     5.20       3,675,000.00         95,550.00            0.00
------------------------------------------------------------------------------------------------
    20    10/01/2005   684503 TX3     5.25       4,975,000.00*       130,593.75            0.00
------------------------------------------------------------------------------------------------
    21    10/01/2006   684503 TZ8     5.30       5,225,000.00*       138,462.50            0.00
------------------------------------------------------------------------------------------------
    22    10/01/2007   684503 UB9     5.40       5,480,000.00*       147,960.00            0.00
------------------------------------------------------------------------------------------------
    23    10/01/2008   684503 UD5     5.50       5,785,000.00*       159,087.50            0.00
------------------------------------------------------------------------------------------------
    24    10/01/2009   684503 UF0     5.60       6,085,000.00*       170,380.00            0.00
------------------------------------------------------------------------------------------------
    25    10/01/2010   684503 UH6     5.60       6,410,000.00*       179,480.00            0.00
------------------------------------------------------------------------------------------------
    26    10/01/2011   684503 UK9     5.70       6,750,000.00*       192,375.00            0.00
------------------------------------------------------------------------------------------------
    27    10/01/2012   684503 UM5     5.70       4,910,000.00*       139,935.00            0.00
------------------------------------------------------------------------------------------------
    RI    10/01/2012   684503 UN3     Variable      59,732.00    Residual -->          2,223.00
------------------------------------------------------------------------------------------------
  TOTAL                                        $61,424,732.00     $1,661,058.75   $1,072,223.00
------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000

                                                            [LOGO] Deutsche Bank


September 28, 2001

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Jan Nelson

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 1, 2001. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (732) 981-7701.

Very truly yours,



Safer Kalabovic
Assistant Treasurer

                                                            [LOGO] Deutsche Bank

September 28, 2001

Bryan Hughes
Merrill Lynch

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Bryan:

For the above referenced issues, the principal and interest information for October 1, 2001 is attached. All other relevant information is as follows:


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


Should you have any questions please call me at (732) 981-7701.

Thank You,


Safet Kalabovic
Assistant Treasurer

                              SERIES 1 CERTIFICATES

--------------------------------------------------------------------------------------------------
          Certificate                                              Interest         Principal
  Class     Maturity    CUSIP    Certificate   Certificate          Amount           Amount
  Number      Date      Number      Rate          Amount             Due               Due
--------------------------------------------------------------------------------------------------
    13    10/01/2001  021433 EH6    5.00          100,000.00          2,500.00         100,000.00
--------------------------------------------------------------------------------------------------
    14    04/01/2002  021433 EJ2    5.10          105,000.00          2,677.50               0.00
--------------------------------------------------------------------------------------------------
    15    10/01/2002  021433 EK9    5.10          295,000.00          7,522.50               0.00
--------------------------------------------------------------------------------------------------
    16    04/01/2003  021433 EL7    5.10          100,000.00          2,550.00               0.00
--------------------------------------------------------------------------------------------------
    17    10/01/2003  021433 EM5    5.10          320,000.00          8,160.00               0.00
--------------------------------------------------------------------------------------------------
    18    04/01/2004  021433 EN3    5.20           95,000.00          2,470.00               0.00
--------------------------------------------------------------------------------------------------
    19    10/01/2004  021433 EP8    5.20          340,000.00          8,840.00               0.00
--------------------------------------------------------------------------------------------------
    20    04/01/2005  021433 EQ6    5.25           95,000.00          2,493.75               0.00
--------------------------------------------------------------------------------------------------
    21    10/01/2005  021433 ER4    5.25          360,000.00          9,450.00               0.00
--------------------------------------------------------------------------------------------------
    22    10/01/2008  021433 EX1    5.50        1,495,000.00*        41,112.50               0.00
--------------------------------------------------------------------------------------------------
    23    10/01/2010  021433 FB8    5.60        1,130,000.00*        31,640.00               0.00
--------------------------------------------------------------------------------------------------
    24    10/01/2012  021433 FF9    5.70        1,200,000.00*        34,200.00               0.00
--------------------------------------------------------------------------------------------------
    RI    10/01/2012  021433 FG7    Variable       55,016.00      Residual -->           2,977.00
--------------------------------------------------------------------------------------------------
  TOTAL                                        $5,690,016.00       $153,616.25        $102,977.00
--------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

---------------------------------------------------------------------------------------------------
            Certificate                                                 Interest      Principal
   Class     Maturity      CUSIP     Certificate    Certificate          Amount        Amount
  Number       Date        Number       Rate           Amount             Due            Due
---------------------------------------------------------------------------------------------------
    13     10/01/2001   70252B BB8      5.00            265,000.00        6,625.00     265,000.00
--------------------------------------------------------------------------------------------------
    14     04/01/2002   70252B BC6      5.10            270,000.00        6,885.00           0.00
--------------------------------------------------------------------------------------------------
    15     10/01/2002   70252B BD4      5.10            795,000.00       20,272.50           0.00
--------------------------------------------------------------------------------------------------
    16     04/01/2003   70252B BE2      5.10            265,000.00        6,757.50           0.00
--------------------------------------------------------------------------------------------------
    17     10/01/2003   70252B BF9      5.10            860,000.00       21,930.00           0.00
--------------------------------------------------------------------------------------------------
    18     04/01/2004   70252B BG7      5.20            250,000.00        6,500.00           0.00
--------------------------------------------------------------------------------------------------
    19     10/01/2004   70252B BH5      5.20            925,000.00       24,050.00           0.00
--------------------------------------------------------------------------------------------------
    20     04/01/2005   70252B BJ1      5.25            240,000.00        6,300.00           0.00
--------------------------------------------------------------------------------------------------
    21     10/01/2005   70252B BK8      5.25          1,000,000.00       26,250.00           0.00
--------------------------------------------------------------------------------------------------
    22     10/01/2007   70252B BP7      5.40          2,255,000.00*      60,885.00           0.00
--------------------------------------------------------------------------------------------------
    23     10/01/2010   70252B BV4      5.60          5,000,000.00*     140,000.00           0.00
--------------------------------------------------------------------------------------------------
    24     10/01/2012   70252B BZ5      5.70          1,915,000.00*      54,577.50           0.00
--------------------------------------------------------------------------------------------------
    RI     10/01/2012   70252B CA9      Variable         62,002.00    Residual -->         374.00
--------------------------------------------------------------------------------------------------
   TOTAL                                            $14,102,002.00     $381,032.50    $265,374.00
--------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                                        SERIES 3 CERTIFICATES

---------------------------------------------------------------------------------------------------
           Certificate                                                   Interest       Principal
  Class     Maturity      CUSIP    Certificate       Certificate          Amount          Amount
  Number      Date       Number       Rate             Amount              Due             Due
---------------------------------------------------------------------------------------------------
    13    10/01/2001   684503 TP0     5.00          1,095,000.00         27,375.00    1,095,000.00
---------------------------------------------------------------------------------------------------
    14    04/01/2002   684503 TQ8     5.10          1,125,000.00         28,687.50            0.00
---------------------------------------------------------------------------------------------------
    15    10/01/2002   684503 TR6     5.10          3,190,000.00         81,345.00            0.00
---------------------------------------------------------------------------------------------------
    16    04/01/2003   684503 TS4     5.10          1,100,000.00         28,050.00            0.00
---------------------------------------------------------------------------------------------------
    17    10/01/2003   684503 TT2     5.10          3,425,000.00         87,337.50            0.00
---------------------------------------------------------------------------------------------------
    18    04/01/2004   684503 TU9     5.20          1,065,000.00         27,690.00            0.00
---------------------------------------------------------------------------------------------------
    19    10/01/2004   684503 TV7     5.20          3,675,000.00         95,550.00            0.00
---------------------------------------------------------------------------------------------------
    20    10/01/2005   684503 TX3     5.25          4,975,000.00*       130,593.75            0.00
---------------------------------------------------------------------------------------------------
    21    10/01/2006   684503 TZ8     5.30          5,225,000.00*       138,462.50            0.00
---------------------------------------------------------------------------------------------------
    22    10/01/2007   684503 UB9     5.40          5,480,000.00*       147,960.00            0.00
---------------------------------------------------------------------------------------------------
    23    10/01/2008   684503 UD5     5.50          5,785,000.00*       159,087.50            0.00
---------------------------------------------------------------------------------------------------
    24    10/01/2009   684503 UF0     5.60          6,085,000.00*       170,380.00            0.00
---------------------------------------------------------------------------------------------------
    25    10/01/2010   684503 UH6     5.60          6,410,000.00*       179,480.00            0.00
---------------------------------------------------------------------------------------------------
    26    10/01/2011   684503 UK9     5.70          6,750,000.00*       192,375.00            0.00
---------------------------------------------------------------------------------------------------
    27    10/01/2012   684503 UM5     5.70          4,910,000.00*       139,935.00            0.00
---------------------------------------------------------------------------------------------------
    RI    10/01/2012   684503 UN3     Variable         57,509.00    Residual -->          3,973.00
---------------------------------------------------------------------------------------------------
  TOTAL                                           $60,352,509.00     $1,634,308.75   $1,098,973.00
---------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000