Form 10-K
period 2003-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2004-12-30
CIK 895472

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

For the fiscal year ended March 30, 2003.
                          ---------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

     AS OF MARCH 30, 2003, THERE ARE 100 SHARES OF COMMON STOCK.

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

Item 3.    LEGAL PROCEEDINGS.
          NONE.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          NONE.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

          (a) Number of holders of record of each Series of Certificates as of March 30, 2003:

                      SERIES 1: 30 HOLDERS*;
                      SERIES 2: 34 HOLDERS*;
                      SERIES 3: 48 HOLDERS*.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 11. EXECUTIVE COMPENSATION.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14. CONTROLS AND PROCEDURES
         NONE

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

                    99.4 OFFICER'S CERTIFICATION

                    99.5 TRUSTEE'S CERTIFICATION

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

                                  EXHIBIT INDEX

EXHIBIT

99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures


99.2 Notice of Substitution of Defeasance Obligations

99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 2002, as amended, and October 1, 2002.

99.4 Officer's Certification

99.5 Trustee's Certification

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

               Re:    Prerefunded Municipal Certificates
                      Series 1, 2 and 3 (the "Certificates")



               Ladies and Gentlemen:

               We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Trust Agreement dated as of March 28, 1995, as supplemented by the Prerefunded Municipal Certificates Series 1, Series 2 and Series 3 Supplement, dated as of March 21, 1995 (together, the "Trust Agreement"), during the periods covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended March 31, 2003 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

               In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended March 31, 2003.




               /s/ Aston Bell, CPA
               New York, New York
               December 15, 2004

                                  EXHIBIT 99.2

On September 28, 2002, Deutsche Bank Trust Company Bank (Tel: (201) 593-6850), the escrow trustee for the prerefunded bonds underlying Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2 and Series 3, upon inquiry by the registrant, reported that no substitution of defeasance obligations in the escrow for each of the related maturity of bonds has occurred.

                                  EXHIBIT 99.3

           STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.
       PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2 AND SERIES 3
             RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2002, AS
                          AMENDED AND OCTOBER 1, 2002.

                                                            [LOGO] Deutsche Bank


Safet Kalabovic
Bankers Trust Company
(201) 593-6850

March 28, 2002

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Jan Nelson

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Bankers Trust Company as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 1, 2002. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (201) 593-6850.

Very truly yours,



Safer Kalabovic
Assistant Vice President

                                                            [LOGO] Deutsche Bank

March 28, 2002

Jan Nelson
Merrill Lynch
World Financial Center
250 Vesey Street
New York, New York 10281



Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Bryan:

For the above referenced issues, the principal and interest information for April 1, 2002 is attached. All other relevant information is as follows:


          Premium on Bonds                             None
          Trustee Fees Payable                         None
          Interest Shortfall on Bonds                  None
          Aggregate Shortfall on Bonds                 None
          Accrued Interest undistributed to holders    None
          Accrued Principal undistributed to holders   None
          Underlying Bonds on issue                    Attached


Should you have any questions please call me at (201) 593-6850.

Sincerely,


Safet Kalabovic
Assistant Vice President

                              SERIES 1 CERTIFICATES

--------------------------------------------------------------------------------------------------
           Certificate                                                Interest       Principal
   Class     Maturity      CUSIP    Certificate    Certificate         Amount         Amount
  Number       Date       Number        Rate          Amount             Due            Due
--------------------------------------------------------------------------------------------------
    14     04/01/2002    021433 EJ2     5.10          105,000.00         2,677.50     105,000.00
-------------------------------------------------------------------------------------------------
    15     10/01/2002    021433 EK9     5.10          295,000.00         7,522.50           0.00
-------------------------------------------------------------------------------------------------
    16     04/01/2003    021433 EL7     5.10          100,000.00         2,550.00           0.00
-------------------------------------------------------------------------------------------------
    17     10/01/2003    021433 EM5     5.10          320,000.00         8,160.00           0.00
-------------------------------------------------------------------------------------------------
    18     04/01/2004    021433 EN3     5.20           95,000.00         2,470.00           0.00
-------------------------------------------------------------------------------------------------
    19     10/01/2004    021433 EP8     5.20          340,000.00         8,840.00           0.00
-------------------------------------------------------------------------------------------------
    20     04/01/2005    021433 EQ6     5.25           95,000.00         2,493.75           0.00
-------------------------------------------------------------------------------------------------
    21     10/01/2005    021433 ER4     5.25          360,000.00         9,450.00           0.00
-------------------------------------------------------------------------------------------------
    22     10/01/2008    021433 EX1     5.50        1,495,000.00*       41,112.50           0.00
-------------------------------------------------------------------------------------------------
    23     10/01/2010    021433 FB8     5.60        1,130,000.00*       31,640.00           0.00
-------------------------------------------------------------------------------------------------
    24     10/01/2012    021433 FF9     5.70        1,200,000.00*       34,200.00           0.00
-------------------------------------------------------------------------------------------------
    RI     10/01/2012    021433 FG7     Variable       52,039.00   Residual -->           477.00
-------------------------------------------------------------------------------------------------
   TOTAL                                           $5,587,039.00      $151,116.25    $105,477.00
-------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

--------------------------------------------------------------------------------------------------
           Certificate                                                 Interest      Principal
   Class    Maturity      CUSIP     Certificate    Certificate          Amount        Amount
  Number      Date        Number       Rate           Amount             Due            Due
--------------------------------------------------------------------------------------------------
    14     04/01/2002   70252B BC6      5.10           270,000.00        6,885.00     270,000.00
-------------------------------------------------------------------------------------------------
    15     10/01/2002   70252B BD4      5.10           795,000.00       20,272.50           0.00
-------------------------------------------------------------------------------------------------
    16     04/01/2003   70252B BE2      5.10           265,000.00        6,757.50           0.00
-------------------------------------------------------------------------------------------------
    17     10/01/2003   70252B BF9      5.10           860,000.00       21,930.00           0.00
-------------------------------------------------------------------------------------------------
    18     04/01/2004   70252B BG7      5.20           250,000.00        6,500.00           0.00
-------------------------------------------------------------------------------------------------
    19     10/01/2004   70252B BH5      5.20           925,000.00       24,050.00           0.00
-------------------------------------------------------------------------------------------------
    20     04/01/2005   70252B BJ1      5.25           240,000.00        6,300.00           0.00
-------------------------------------------------------------------------------------------------
    21     10/01/2005   70252B BK8      5.25         1,000,000.00       26,250.00           0.00
-------------------------------------------------------------------------------------------------
    22     10/01/2007   70252B BP7      5.40         2,255,000.00*      60,885.00           0.00
-------------------------------------------------------------------------------------------------
    23     10/01/2010   70252B BV4      5.60         5,000,000.00*     140,000.00           0.00
-------------------------------------------------------------------------------------------------
    24     10/01/2012   70252B BZ5      5.70         1,915,000.00*      54,577.50           0.00
-------------------------------------------------------------------------------------------------
    RI     10/01/2012   70252B CA9      Variable        61,628.00   Residual -->        1,999.00
-------------------------------------------------------------------------------------------------
   TOTAL                                           $13,836,628.00     $374,407.50    $271,999.00
-------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES

---------------------------------------------------------------------------------------------------
          Certificate                                                 Interest       Principal
  Class    Maturity      CUSIP     Certificate    Certificate          Amount          Amount
  Number     Date       Number        Rate          Amount              Due             Due
---------------------------------------------------------------------------------------------------
    14    04/01/2002   684503 TQ8     5.10          1,125,000.00         28,687.50    1,125,000.00
---------------------------------------------------------------------------------------------------
    15    10/01/2002   684503 TR6     5.10          3,190,000.00         81,345.00            0.00
---------------------------------------------------------------------------------------------------
    16    04/01/2003   684503 TS4     5.10          1,100,000.00         28,050.00            0.00
---------------------------------------------------------------------------------------------------
    17    10/01/2003   684503 TT2     5.10          3,425,000.00         87,337.50            0.00
---------------------------------------------------------------------------------------------------
    18    04/01/2004   684503 TU9     5.20          1,065,000.00         27,690.00            0.00
---------------------------------------------------------------------------------------------------
    19    10/01/2004   684503 TV7     5.20          3,675,000.00         95,550.00            0.00
---------------------------------------------------------------------------------------------------
    20    10/01/2005   684503 TX3     5.25          4,975,000.00*       130,593.75            0.00
---------------------------------------------------------------------------------------------------
    21    10/01/2006   684503 TZ8     5.30          5,225,000.00*       138,462.50            0.00
---------------------------------------------------------------------------------------------------
    22    10/01/2007   684503 UB9     5.40          5,480,000.00*       147,960.00            0.00
---------------------------------------------------------------------------------------------------
    23    10/01/2008   684503 UD5     5.50          5,785,000.00*       159,087.50            0.00
---------------------------------------------------------------------------------------------------
    24    10/01/2009   684503 UF0     5.60          6,085,000.00*       170,380.00            0.00
---------------------------------------------------------------------------------------------------
    25    10/01/2010   684503 UH6     5.60          6,410,000.00*       179,480.00            0.00
---------------------------------------------------------------------------------------------------
    26    10/01/2011   684503 UK9     5.70          6,750,000.00*       192,375.00            0.00
---------------------------------------------------------------------------------------------------
    27    10/01/2012   684503 UM5     5.70          4,910,000.00*       139,935.00            0.00
---------------------------------------------------------------------------------------------------
    RI    10/01/2012   684503 UN3     Variable         53,536.00    Residual -->          1,348.00
---------------------------------------------------------------------------------------------------
  TOTAL                                           $59,253,536.00     $1,606,933.75   $1,126,348.00
---------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000

                                                            [LOGO] Deutsche Bank


Safet Kalabovic
Bankers Trust Company
(201) 593-6850

September 29, 2002

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Gentlemen:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 1, 2002. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (201) 593-6850.

Very truly yours,



Safer Kalabovic
Assistant Vice President

                              [LOGO] Deutsche Bank

September 29, 2002

Jan Nelson
Merrill Lynch
World Financial Center
250 Vesey Street
New York, New York 10281



Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Jan:

For the above referenced issues, the principal and interest information for October 1, 2002 is attached. All other relevant information is as follows:


          Premium on Bonds                             None
          Trustee Fees Payable                         None
          Interest Shortfall on Bonds                  None
          Aggregate Shortfall on Bonds                 None
          Accrued Interest undistributed to holders    None
          Accrued Principal undistributed to holders   None
          Underlying Bonds on issue                    Attached


Should you have any questions please call me at (201) 593-6850.

Sincerely,


Safet Kalabovic
Assistant Vice President

                              SERIES 1 CERTIFICATES

--------------------------------------------------------------------------------------------------
           Certificate                                                Interest       Principal
   Class     Maturity      CUSIP    Certificate    Certificate         Amount         Amount
  Number       Date       Number        Rate          Amount             Due            Due
--------------------------------------------------------------------------------------------------
    15     10/01/2002    021433 EK9     5.10          295,000.00         7,522.50     295,000.00
-------------------------------------------------------------------------------------------------
    16     04/01/2003    021433 EL7     5.10          100,000.00         2,550.00           0.00
-------------------------------------------------------------------------------------------------
    17     10/01/2003    021433 EM5     5.10          320,000.00         8,160.00           0.00
-------------------------------------------------------------------------------------------------
    18     04/01/2004    021433 EN3     5.20           95,000.00         2,470.00           0.00
-------------------------------------------------------------------------------------------------
    19     10/01/2004    021433 EP8     5.20          340,000.00         8,840.00           0.00
-------------------------------------------------------------------------------------------------
    20     04/01/2005    021433 EQ6     5.25           95,000.00         2,493.75           0.00
-------------------------------------------------------------------------------------------------
    21     10/01/2005    021433 ER4     5.25          360,000.00         9,450.00           0.00
-------------------------------------------------------------------------------------------------
    22     10/01/2008    021433 EX1     5.50        1,495,000.00*       41,112.50           0.00
-------------------------------------------------------------------------------------------------
    23     10/01/2010    021433 FB8     5.60        1,130,000.00*       31,640.00           0.00
-------------------------------------------------------------------------------------------------
    24     10/01/2012    021433 FF9     5.70        1,200,000.00*       34,200.00           0.00
-------------------------------------------------------------------------------------------------
    RI     10/01/2012    021433 FG7     Variable       51,562.00   Residual -->         3,155.00
-------------------------------------------------------------------------------------------------
   TOTAL                                           $5,481,562.00      $148,438.75    $298,155.00
-------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

--------------------------------------------------------------------------------------------------
           Certificate                                                 Interest      Principal
   Class    Maturity      CUSIP     Certificate    Certificate          Amount        Amount
  Number      Date        Number       Rate           Amount             Due            Due
--------------------------------------------------------------------------------------------------
    15     10/01/2002   70252B BD4      5.10            795,000.00       20,272.50     795,000.00
--------------------------------------------------------------------------------------------------
    16     04/01/2003   70252B BE2      5.10            265,000.00        6,757.50           0.00
--------------------------------------------------------------------------------------------------
    17     10/01/2003   70252B BF9      5.10            860,000.00       21,930.00           0.00
--------------------------------------------------------------------------------------------------
    18     04/01/2004   70252B BG7      5.20            250,000.00        6,500.00           0.00
--------------------------------------------------------------------------------------------------
    19     10/01/2004   70252B BH5      5.20            925,000.00       24,050.00           0.00
--------------------------------------------------------------------------------------------------
    20     04/01/2005   70252B BJ1      5.25            240,000.00        6,300.00           0.00
--------------------------------------------------------------------------------------------------
    21     10/01/2005   70252B BK8      5.25          1,000,000.00       26,250.00           0.00
--------------------------------------------------------------------------------------------------
    22     10/01/2007   70252B BP7      5.40          2,255,000.00*      60,885.00           0.00
--------------------------------------------------------------------------------------------------
    23     10/01/2010   70252B BV4      5.60          5,000,000.00*     140,000.00           0.00
--------------------------------------------------------------------------------------------------
    24     10/01/2012   70252B BZ5      5.70          1,915,000.00*      54,577.50           0.00
--------------------------------------------------------------------------------------------------
    RI     10/01/2012   70252B CA9      Variable         59,629.00   Residual -->        3,884.00
--------------------------------------------------------------------------------------------------
   TOTAL                                            $13,564,629.00     $367,522.50    $798,884.00
--------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES

--------------------------------------------------------------------------------------------------
          Certificate                                                Interest       Principal
  Class    Maturity      CUSIP    Certificate    Certificate          Amount          Amount
  Number     Date       Number       Rate          Amount              Due             Due
--------------------------------------------------------------------------------------------------
    15    10/01/2002   684503 TR6     5.10         3,190,000.00         81,345.00    3,190,000.00
--------------------------------------------------------------------------------------------------
    16    04/01/2003   684503 TS4     5.10         1,100,000.00         28,050.00            0.00
--------------------------------------------------------------------------------------------------
    17    10/01/2003   684503 TT2     5.10         3,425,000.00         87,337.50            0.00
--------------------------------------------------------------------------------------------------
    18    04/01/2004   684503 TU9     5.20         1,065,000.00         27,690.00            0.00
--------------------------------------------------------------------------------------------------
    19    10/01/2004   684503 TV7     5.20         3,675,000.00         95,550.00            0.00
--------------------------------------------------------------------------------------------------
    20    10/01/2005   684503 TX3     5.25         4,975,000.00*       130,593.75            0.00
--------------------------------------------------------------------------------------------------
    21    10/01/2006   684503 TZ8     5.30         5,225,000.00*       138,462.50            0.00
--------------------------------------------------------------------------------------------------
    22    10/01/2007   684503 UB9     5.40         5,480,000.00*       147,960.00            0.00
--------------------------------------------------------------------------------------------------
    23    10/01/2008   684503 UD5     5.50         5,785,000.00*       159,087.50            0.00
--------------------------------------------------------------------------------------------------
    24    10/01/2009   684503 UF0     5.60         6,085,000.00*       170,380.00            0.00
--------------------------------------------------------------------------------------------------
    25    10/01/2010   684503 UH6     5.60         6,410,000.00*       179,480.00            0.00
--------------------------------------------------------------------------------------------------
    26    10/01/2011   684503 UK9     5.70         6,750,000.00*       192,375.00            0.00
--------------------------------------------------------------------------------------------------
    27    10/01/2012   684503 UM5     5.70         4,910,000.00*       139,935.00            0.00
--------------------------------------------------------------------------------------------------
    RI    10/01/2012   684503 UN3     Variable        52,188.00    Residual -->             35.00
--------------------------------------------------------------------------------------------------
  TOTAL                                          $58,127,188.00     $1,578,246.25   $3,190,035.00
--------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
     13.125%, 10/01/12, $41,650,000

                                  Exhibit 99.4


I, Edward J. Sisk, certify that:

1. I have reviewed this annual report on Form 10-K filed by Merrill Lynch Municipal ABS, Inc., on behalf of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Deutsche Bank Trust Company Americas.


                       By /s/ Edward J. Sisk
                        --------------------------------
                       Name: Edward J. Sisk
                       Title: Assistant Vice President
                       Date: December 20, 2004

                                  Exhibit 99.5


The undersigned, being an officer of Deutsche Bank Trust Company Americas, as trustee (the "Trustee"), with respect to Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3, on whose behalf Merrill Lynch Municipal ABS Inc. has prepared this annual report on Form 10-K for the fiscal year ended March 30, 2003 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.


                          /s/     Scott Thiel
                          -------------------------------
                          Name:   Scott Thiel
                          Title:  Vice President
                          Date:   March 30, 2003