Form 10-K
period 2004-03-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2004-12-30
CIK 895472

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

For the fiscal year ended March 30, 2004.
                          ---------------

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

     AS OF MARCH 30, 2004, THERE ARE 100 SHARES OF COMMON STOCK.

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

Item 3.    LEGAL PROCEEDINGS.
          NONE.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          NONE.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

          (a) Number of holders of record of each Series of Certificates as of March 30, 2004:
                      SERIES 1: 24 HOLDERS*;
                      SERIES 2: 33 HOLDERS*;
                      SERIES 3: 35 HOLDERS*.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14. CONTROLS AND PROCEDURES
         NONE

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) (1) Financial Statements
                  NONE

              (2) Financial Statement Schedule
                  NONE

              (3) Exhibits

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

                    99.4 OFFICER'S CERTIFICATION

                    99.5 TRUSTEE'S CERTIFICATION

           (b) Reports on Form 8-K
               NONE.

           (c) Not Applicable

           (d) Not Applicable

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

                                  EXHIBIT INDEX

EXHIBIT

99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures

99.2 Notice of Substitution of Defeasance Obligations

99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 2003, as amended, and October 1, 2003.

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

               Re: Prerefunded Municipal Certificates Series 1, Series 2 and Series 3 (the "Certificates")



               Ladies and Gentlemen:

               We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Trust Agreement dated as of March 28, 1995, as supplemented by the Prerefunded Municipal Certificates Series 1, Series 2 and Series 3 Supplement, dated as of March 21, 1995 (together, the "Trust Agreement"), during the periods covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended March 31, 2004 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

               In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended March 31, 2004.



               /s/ Aston Bell, CPA
               New York, New York
               December 15, 2004

                                  EXHIBIT 99.2

On September 28, 2003, Deutsche Bank Trust Company Bank (Tel: (212) 454-4226), the escrow trustee for the prerefunded bonds underlying Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2 and Series 3, upon inquiry by the registrant, reported that no substitution of defeasance obligations in the escrow for each of the related maturity of bonds has occurred.

                                  EXHIBIT 99.3

           STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.
       PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2 AND SERIES 3
             RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2003, AS
                          AMENDED AND OCTOBER 1, 2003.

                                                            [LOGO] Deutsche Bank


Safet Kalabovic
Bankers Trust Company
(201) 593-6850

March 28, 2003

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 1, 2003. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (212) 454-4226.

Very truly yours,



Safer Kalabovic
Vice President

                              [LOGO] Deutsche Bank

March 28, 2003

Jan Nelson
Merrill Lynch
World Financial Center
250 Vesey Street
New York, New York 10281



Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Jan:

For the above referenced issues, the principal and interest information for April 1, 2003 is attached. All other relevant information is as follows:


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


Should you have any questions please call me at (212) 454-4226.

Sincerely,


Safet Kalabovic
Vice President

                              SERIES 1 CERTIFICATES

---------------------------------------------------------------------------------------------
           Certificate                                             Interest     Principal
  Class     Maturity      CUSIP   Certificate   Certificate         Amount        Amount
  Number      Date       Number       Rate         Amount            Due           Due
---------------------------------------------------------------------------------------------
    16    04/01/2003   021433 EL7     5.10         100,000.00        2,550.00    100,000.00
--------------------------------------------------------------------------------------------
    17    10/01/2003   021433 EM5     5.10         320,000.00        8,160.00          0.00
--------------------------------------------------------------------------------------------
    18    04/01/2004   021433 EN3     5.20          95,000.00        2,470.00          0.00
--------------------------------------------------------------------------------------------
    19    10/01/2004   021433 EP8     5.20         340,000.00        8,840.00          0.00
--------------------------------------------------------------------------------------------
    20    04/01/2005   021433 EQ6     5.25          95,000.00        2,493.75          0.00
--------------------------------------------------------------------------------------------
    21    10/01/2005   021433 ER4     5.25         360,000.00        9,450.00          0.00
--------------------------------------------------------------------------------------------
    22    10/01/2008   021433 EX1     5.50       1,495,000.00*      41,112.50          0.00
--------------------------------------------------------------------------------------------
    23    10/01/2010   021433 FB8     5.60       1,130,000.00*      31,640.00          0.00
--------------------------------------------------------------------------------------------
    24    10/01/2012   021433 FF9     5.70       1,200,000.00*      34,200.00          0.00
--------------------------------------------------------------------------------------------
    RI    10/01/2012   021433 FG7     Variable      48,407.00    Residual -->      3,209.00
--------------------------------------------------------------------------------------------
  TOTAL                                         $5,183,407.00     $140,916.25   $103,209.00
--------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

--------------------------------------------------------------------------------------------------
           Certificate                                                 Interest      Principal
   Class    Maturity      CUSIP     Certificate    Certificate          Amount        Amount
  Number      Date        Number       Rate           Amount             Due            Due
--------------------------------------------------------------------------------------------------
    16     04/01/2003   70252B BE2      5.10          265,000.00        6,757.50     265,000.00
------------------------------------------------------------------------------------------------
    17     10/01/2003   70252B BF9      5.10          860,000.00       21,930.00           0.00
------------------------------------------------------------------------------------------------
    18     04/01/2004   70252B BG7      5.20          250,000.00        6,500.00           0.00
------------------------------------------------------------------------------------------------
    19     10/01/2004   70252B BH5      5.20          925,000.00       24,050.00           0.00
------------------------------------------------------------------------------------------------
    20     04/01/2005   70252B BJ1      5.25          240,000.00        6,300.00           0.00
------------------------------------------------------------------------------------------------
    21     10/01/2005   70252B BK8      5.25        1,000,000.00       26,250.00           0.00
------------------------------------------------------------------------------------------------
    22     10/01/2007   70252B BP7      5.40        2,255,000.00*      60,885.00           0.00
------------------------------------------------------------------------------------------------
    23     10/01/2010   70252B BV4      5.60        5,000,000.00*     140,000.00           0.00
------------------------------------------------------------------------------------------------
    24     10/01/2012   70252B BZ5      5.70        1,915,000.00*      54,577.50           0.00
------------------------------------------------------------------------------------------------
    RI     10/01/2012   70252B CA9      Variable       55,745.00    Residual -->          31.00
------------------------------------------------------------------------------------------------
   TOTAL                                          $12,765,745.00     $347,250.00    $265,031.00
------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES

---------------------------------------------------------------------------------------------
          Certificate                                            Interest       Principal
  Class     Maturity    CUSIP   Certificate   Certificate         Amount         Amount
  Number      Date      Number      Rate         Amount             Due            Due
---------------------------------------------------------------------------------------------
    16    04/01/2003  684503 TS4    5.10       1,100,000.00        28,050.00   1,100,000.00
--------------------------------------------------------------------------------------------
    17    10/01/2003  684503 TT2    5.10       3,425,000.00        87,337.50           0.00
--------------------------------------------------------------------------------------------
    18    04/01/2004  684503 TU9    5.20       1,065,000.00        27,690.00           0.00
--------------------------------------------------------------------------------------------
    19    10/01/2004  684503 TV7    5.20       3,675,000.00        95,550.00           0.00
--------------------------------------------------------------------------------------------
    20    10/01/2005  684503 TX3    5.25       4,975,000.00*      130,593.75           0.00
--------------------------------------------------------------------------------------------
    21    10/01/2006  684503 TZ8    5.30       5,225,000.00*      138,462.50           0.00
--------------------------------------------------------------------------------------------
    22    10/01/2007  684503 UB9    5.40       5,480,000.00*      147,960.00           0.00
--------------------------------------------------------------------------------------------
    23    10/01/2008  684503 UD5    5.50       5,785,000.00*      159,087.50           0.00
--------------------------------------------------------------------------------------------
    24    10/01/2009  684503 UF0    5.60       6,085,000.00*      170,380.00           0.00
--------------------------------------------------------------------------------------------
    25    10/01/2010  684503 UH6    5.60       6,410,000.00*      179,480.00           0.00
--------------------------------------------------------------------------------------------
    26    10/01/2011  684503 UK9    5.70       6,750,000.00*      192,375.00           0.00
--------------------------------------------------------------------------------------------
    27    10/01/2012  684503 UM5    5.70       4,910,000.00*      139,935.00           0.00
--------------------------------------------------------------------------------------------
    RI    10/01/2012  684503 UN3    Variable      52,153.00     Residual -->        2,833.00
--------------------------------------------------------------------------------------------
  TOTAL                                      $54,937,153.00    $1,496,901.25  $1,102,833.00
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

September 29, 2003

Merrill Lynch
World Financial Center
North Towers - 9th Floor
250 Vesey Street
New York, NY 10281-1309
Attn Alan Levy

The Depository Trust Company
55 Water Street
New York, NY 10004
Attn: Fran Vespa

Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 1, 2003. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (212) 250-2679.

Very truly yours,



Safer Kalabovic
Vice President

                                                            [LOGO] Deutsche Bank

September 29, 2003

Jan Nelson
Merrill Lynch
World Financial Center
250 Vesey Street
New York, New York 10281



Re:  Merrill Lynch Municipal ABS, Inc.
     Prerefunded Municipal Certificates Series 1, 2 and 3

Jan:

For the above referenced issues, the principal and interest information for October 1, 2003 is attached. All other relevant information is as follows:


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


Should you have any questions please call me at (212) 250-2679.

Sincerely,


Safet Kalabovic
Vice President

                              SERIES 1 CERTIFICATES

--------------------------------------------------------------------------------------------
          Certificate                                             Interest     Principal
  Class    Maturity      CUSIP   Certificate   Certificate         Amount        Amount
  Number     Date       Number       Rate         Amount            Due           Due
--------------------------------------------------------------------------------------------
    17    10/01/2003   021433 EM5     5.10        320,000.00        8,160.00    320,000.00
-------------------------------------------------------------------------------------------
    18    04/01/2004   021433 EN3     5.20         95,000.00        2,470.00          0.00
-------------------------------------------------------------------------------------------
    19    10/01/2004   021433 EP8     5.20        340,000.00        8,840.00          0.00
-------------------------------------------------------------------------------------------
    20    04/01/2005   021433 EQ6     5.25         95,000.00        2,493.75          0.00
-------------------------------------------------------------------------------------------
    21    10/01/2005   021433 ER4     5.25        360,000.00        9,450.00          0.00
-------------------------------------------------------------------------------------------
    22    10/01/2008   021433 EX1     5.50      1,495,000.00*      41,112.50          0.00
-------------------------------------------------------------------------------------------
    23    10/01/2010   021433 FB8     5.60      1,130,000.00*      31,640.00          0.00
-------------------------------------------------------------------------------------------
    24    10/01/2012   021433 FF9     5.70      1,200,000.00*      34,200.00          0.00
-------------------------------------------------------------------------------------------
    RI    10/01/2012   021433 FG7     Variable     45,198.00    Residual -->        759.00
-------------------------------------------------------------------------------------------
  TOTAL                                        $5,080,198.00     $138,366.25   $320,759.00
-------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
     13.125% 10/01/12, $3,910,000

                              SERIES 2 CERTIFICATES

--------------------------------------------------------------------------------------------------
           Certificate                                                 Interest      Principal
   Class    Maturity      CUSIP     Certificate    Certificate          Amount        Amount
  Number      Date        Number       Rate           Amount             Due            Due
--------------------------------------------------------------------------------------------------
    17     10/01/2003   70252B BF9      5.10           860,000.00       21,930.00     860,000.00
-------------------------------------------------------------------------------------------------
    18     04/01/2004   70252B BG7      5.20           250,000.00        6,500.00           0.00
-------------------------------------------------------------------------------------------------
    19     10/01/2004   70252B BH5      5.20           925,000.00       24,050.00           0.00
-------------------------------------------------------------------------------------------------
    20     04/01/2005   70252B BJ1      5.25           240,000.00        6,300.00           0.00
-------------------------------------------------------------------------------------------------
    21     10/01/2005   70252B BK8      5.25         1,000,000.00       26,250.00           0.00
-------------------------------------------------------------------------------------------------
    22     10/01/2007   70252B BP7      5.40         2,255,000.00*      60,885.00           0.00
-------------------------------------------------------------------------------------------------
    23     10/01/2010   70252B BV4      5.60         5,000,000.00*     140,000.00           0.00
-------------------------------------------------------------------------------------------------
    24     10/01/2012   70252B BZ5      5.70         1,915,000.00*      54,577.50           0.00
-------------------------------------------------------------------------------------------------
    RI     10/01/2012   70252B CA9      Variable        55,714.00   Residual -->        1,789.00
-------------------------------------------------------------------------------------------------
   TOTAL                                           $12,500,714.00     $340,492.50    $861,789.00
-------------------------------------------------------------------------------------------------

****Please  note  that  premium  on  bonds,   trustee  fees  payable,   interest
shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
     13.125% 10/01/12, $9,850,000

                              SERIES 3 CERTIFICATES

---------------------------------------------------------------------------------------------
          Certificate                                            Interest       Principal
  Class     Maturity    CUSIP   Certificate   Certificate         Amount         Amount
  Number      Date      Number      Rate         Amount             Due            Due
---------------------------------------------------------------------------------------------
    17    10/01/2003  684503 TT2    5.10        3,425,000.00        87,337.50   3,425,000.00
---------------------------------------------------------------------------------------------
    18    04/01/2004  684503 TU9    5.20        1,065,000.00        27,690.00           0.00
---------------------------------------------------------------------------------------------
    19    10/01/2004  684503 TV7    5.20        3,675,000.00        95,550.00           0.00
---------------------------------------------------------------------------------------------
    20    10/01/2005  684503 TX3    5.25        4,975,000.00*      130,593.75           0.00
---------------------------------------------------------------------------------------------
    21    10/01/2006  684503 TZ8    5.30        5,225,000.00*      138,462.50           0.00
---------------------------------------------------------------------------------------------
    22    10/01/2007  684503 UB9    5.40        5,480,000.00*      147,960.00           0.00
---------------------------------------------------------------------------------------------
    23    10/01/2008  684503 UD5    5.50        5,785,000.00*      159,087.50           0.00
---------------------------------------------------------------------------------------------
    24    10/01/2009  684503 UF0    5.60        6,085,000.00*      170,380.00           0.00
---------------------------------------------------------------------------------------------
    25    10/01/2010  684503 UH6    5.60        6,410,000.00*      179,480.00           0.00
---------------------------------------------------------------------------------------------
    26    10/01/2011  684503 UK9    5.70        6,750,000.00*      192,375.00           0.00
---------------------------------------------------------------------------------------------
    27    10/01/2012  684503 UM5    5.70        4,910,000.00*      139,935.00           0.00
---------------------------------------------------------------------------------------------
    RI    10/01/2012  684503 UN3    Variable       49,320.00   Residual -->           883.00
---------------------------------------------------------------------------------------------
  TOTAL                                       $53,834,320.00    $1,468,851.25  $3,425,883.00
---------------------------------------------------------------------------------------------

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


                       By /s/ Edward J. Sisk
                        --------------------------------
                       Name: Edward J. Sisk
                       Title: Assistant Vice President
                       Date: December 20, 2004

                                  Exhibit 99.5


The undersigned, being an officer of Deutsche Bank Trust Company Americas , as trustee (the "Trustee"), with respect to Prerefunded Municipal Certificates, Series 1, Series 2, Series 3, on whose behalf Merrill Lynch Municipal ABS Inc. has prepared this annual report on Form 10-K for the fiscal year ended March 30, 2004 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.


                        /s/     Scott Thiel
                        --------------------------------
                        Name:   Scott Thiel
                        Title:  Vice President
                        Date:   March 30, 2004