Form 10-K
period 2004-12-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2005-03-31
CIK 895472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

------------------

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
incorporation or organization)

World Financial Center
North Tower
250 Vesey Street – 9th Flr.
North Tower
New York, New York	10080-1323
-----------------------------------------------	---------------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 449-9938
-----------------------

  Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 3, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12 (g) of the Act:

--------------------------------------------------------------------------------------------------------------------------------

(Title of class)

--------------------------------------------------------------------------------------------------------------------------------

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
Yes ☐ No ☒

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

AS OF DECEMBER 31, 2004, THERE ARE 100 SHARES OF COMMON STOCK.

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

PART I

Item 1.	BUSINESS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 2.	PROPERTIES.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 3.	LEGAL PROCEEDINGS.
NONE.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
NONE.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Number of holders of record of each Series of Certificates as of December 31, 2004:
SERIES 1: 21 HOLDERS*;
SERIES 2: 36 HOLDERS*;
SERIES 3: 20 HOLDERS*.

(b) Principal market in which registrant's Certificates are being traded:

SERIES 1.	OVER THE COUNTER
SERIES 2.	NEW YORK STOCK EXCHANGE
SERIES 3.	NEW YORK STOCK EXCHANGE

(c) Report of Dividends:

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 6.	SELECTED FINANCIAL DATA.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
NONE

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.
NONE.

Item 9A.	CONTROLS AND PROCEDURE.
NONE APPLICABLE

Item 9B.	OTHER INFORMATION.
THE TRUST'S FISCAL YEAR ENDS DECEMBER 31.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 11.  EXECUTIVE COMPENSATION.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14.  CONTROLS AND PROCEDURES.

NONE

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements NONE

(2) Financial Statement Schedule NONE

(3) Exhibits
31.1	RULE 13a-14 CERTIFICATION
99.1	INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
99.2	NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS
99.3

STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC. PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2, SERIES 3 RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 1996, AS AMENDED AND OCTOBER 1, 1996.

99.4	TRUSTEE’S CERTIFICATION

(b) Reports on Form 8-K. NONE.

(c) Not Applicable

(d) Not Applicable

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH MUNICIPAL ABS, INC. By: /s/ Edward J. Sisk
--------------------------------
Name: Edward J. Sisk
Title: Authorized Signatory
Date: March 30, 2005

EXHIBIT INDEX

EXHIBIT
31.1 Rule 13a-14 Certification
99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures
99.2 Notice of Substitution of Defeasance Obligations

99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3 relating to the Distribution Dates of April 1, 2004, as amended, and October 1, 2004.

99.4 Trustee’s Certification

Exhibit 31.1

I, Edward J. Sisk, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this report of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2, Series 3;

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

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement;

and

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Deutsche Bank Trust Company Americas.

By /s/ Edward J. Sisk
--------------------------------
Name: Edward J. Sisk
Title: Assistant Vice President
Date:March 30, 2005

          Exhibit 99.1

          [LETTERHEAD]

Independent Accountant's Report

Merrill Lynch Municipal ABS, Inc. (as Depositor)

c/o Merrill Lynch, Pierce, Fenner & Smith Incorporated

World Financial Center

North Tower, 9th Floor

250 Vesey Street

New York, New York 10080

Deutsche Bank Trust Company Americas (as Trustee)

60 Wall Street

New York, New York 10005

Re:	Prerefunded Municipal Certificates Series 1, Series 2 and Series 3
(the “Certificates”)

Ladies and Gentlemen:

We have examined management’s assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Trust Agreement dated as of March 28, 1995, as supplemented by the Prerefunded Municipal Certificates Series 1, Series 2 and Series 3 Prospectus Supplement, dated as of March 21, 1995 (together, the “Trust Agreement”), during the periods covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2004 (the “Annual Report”). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management’s assertions based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Depositor’s and the Trustee’s compliance with the Trust Agreement and performing such other procedures as considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management’s assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2004.

/s/ Aston Bell, CPA

New York, New York

March 30, 2005

EXHIBIT 99.2

On March 30, 2005, Deutsche Bank Trust Company Bank (Tel: (212) 454-4226), the escrow trustee for the prerefunded bonds underlying Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 1, Series 2 and Series 3, upon inquiry by the registrant, reported that no substitution of defeasance obligations in the escrow for each of the related maturity of bonds has occurred.

EXHIBIT 99.3

STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.

PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 1, SERIES 2 AND SERIES 3

RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2004,

AS AMENDED AND OCTOBER 1, 2004.

[LOGO] Deutsche Bank

Safet Kalabovic

Bankers Trust Company

(201) 593-6850

March 30, 2004

Merrill Lynch

World Financial Center

North Towers - 9th Floor

250 Vesey Street

New York, NY 10281-1309

Attn Alan Levy

The Depository Trust Company

55 Water Street

New York, NY 10004

Attn: Fran Vespa

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 1, 2 and 3

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 1, 2004. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (212) 250-2679.

Very truly yours,

Safer Kalabovic

Vice President

[LOGO] Deutsche Bank

March 30, 2004

Jan Nelson

Merrill Lynch

World Financial Center

250 Vesey Street

New York, New York 10281

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 1, 2 and 3

Jan:

For the above referenced issues, the principal and interest information for March 30, 2004 is attached. All other relevant information is as follows:

Premium on Bonds	None
Trustee Fees Payable	None
Interest Shortfall on Bonds	None
Aggregate Shortfall on Bonds	None
Accrued Interest undistributed to holders	None
Accrued Principal undistributed to holders	None
Underlying Bonds on issues	Attached

Should you have any questions please call me at (212) 250-2679.

Sincerely,

Safet Kalabovic

Vice President

SERIES 1 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
18	04/01/2004	021433 EN3	5.20	95,000.00		2,470.00	95,000.00
19	10/01/2004	021433 EP8	5.20	340,000.00		8,840.00	0.00
20	04/01/2005	021433 EQ6	5.25	95,000.00		2,493.75	0.00
21	10/01/2005	021433 ER4	5.25	360,000.00		9,450.00	0.00
22	10/01/2008	021433 EX1	5.50	1,495,000.00	*	41,112.50	0.00
23	10/01/2010	021433 FB8	5.60	1,130,000.00	*	31,640.00	0.00
24	10/01/2012	021433 FF9	5.70	1,200,000.00	*	34,200.00	0.00
RI	10/01/2012	021433 FG7	Variable	44,439.00		Residual -->	4,809.00

TOTAL				$4,759,439.00		$130,206.25	$99,809.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
13.125% 10/01/12, $3,910,000

SERIES 2 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
18	04/01/2004	70252B BG7	5.20	250,000.00		6,500.00	250,000.00
19	10/01/2004	70252B BH5	5.20	925,000.00		24,050.00	0.00
20	04/01/2005	70252B BJ1	5.25	240,000.00		6,300.00	0.00
21	10/01/2005	70252B BK8	5.25	1,000,000.00		26,250.00	0.00
22	10/01/2007	70252B BP7	5.40	2,255,000.00	*	60,885.00	0.00
23	10/01/2010	70252B BV4	5.60	5,000,000.00	*	140,000.00	0.00
24	10/01/2012	70252B BZ5	5.70	1,915,000.00	*	54,577.50	0.00
RI	10/01/2012	70252B CA9	Variable	53,925.00		Residual -->	5,000.00

TOTAL				$11,638,925.00		$318,562.50	$255,000.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
13.125% 10/01/12, $9,850,000

SERIES 3 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
18	04/01/2004	684503 TU9	5.20	1,065,000.00		27,690.00	1,065,000.00
19	10/01/2004	684503 TV7	5.20	3,675,000.00		95,550.00	0.00
20	10/01/2005	684503 TX3	5.25	4,975,000.00	*	130,593.75	0.00
21	10/01/2006	684503 TZ8	5.30	5,225,000.00	*	138,462.50	0.00
22	10/01/2007	684503 UB9	5.40	5,480,000.00	*	147,960.00	0.00
23	10/01/2008	684503 UD5	5.50	5,785,000.00	*	159,087.50	0.00
24	10/01/2009	684503 UF0	5.60	6,085,000.00	*	170,380.00	0.00
25	10/01/2010	684503 UH6	5.60	6,410,000.00	*	179,480.00	0.00
26	10/01/2011	684503 UK9	5.70	6,750,000.00	*	192,375.00	0.00
27	10/01/2012	684503 UM5	5.70	4,910,000.00	*	139,935.00	0.00
RI	10/01/2012	684503 UN3	Variable	48,437.00		Residual -->	2,611.00

TOTAL				$50,408,437.00		$1,381,513.75	$1,067,611.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
13.125%, 10/01/12, $41,650,000

[LOGO] Deutsche Bank

October 1, 2004

Merrill Lynch

World Financial Center

North Towers – 9th Floor

250 Vesey Street

New York, NY 10281-1309

Attn: Alan Levy

The Depository Trust Company

55 Water Street

New York, NY 10004

Attn: Fran Vespa

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 1, 2 and 3

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 1, 2004. Attached is a payment schedule for each Series.

If you have any questions, please feel free to call me at (212) 250-2268.

Very truly yours,

Teddy Banica

Associate

[LOGO] Deutsche Bank

October 1, 2004

Jan Nelson

Merrill Lynch

World Financial Center

250 Vesey Street

New York, New York 10281

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 1, 2 and 3

Jan:

For the above referenced issues, the principal and interest information for October 1, 2004 is attached. All other relevant information is as follows:

Premium on Bonds	None
Trustee Fees Payable	None
Interest Shortfall on Bonds	None
Aggregate Shortfall on Bonds	None
Accrued Interest undistributed to holders	None
Accrued Principal undistributed to holders	None
Underlying Bonds on issue	Attached

Should you have any questions please call me at (212) 250-2268.

Sincerely,

Teddy Banica

Associate

SERIES 1 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
19	10/1/2004	021433 EP8	5.20	340,000.00		8,840.00	340,000.00
20	04/1/2005	021433 EQ6	5.25	95,000.00		2,493.75	0.00
21	10/1/2005	021433 ER4	5.25	360,000.00		9,450.00	0.00
22	10/1/2008	021433 EX1	5.50	1,495,000.00	*	41,112.50	0.00
23	10/1/2010	021433 FB8	5.60	1,130,000.00	*	31,640.00	0.00
24	10/1/2012	021433 FF9	5.70	1,200,000.00	*	34,200.00	0.00
RI	10/1/2012	021433 FG7	Variable	44,439.00		Residual -->	2,279.00

TOTAL				$4,664,439.00		$127,736.25	$342,279.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Altamonte Springs FLA Authority
13.125% 10/01/12, $3,910,000

SERIES 2 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
19	10/1/2004	70252B BH5	5.20	925,000.00		24,050.00	925,000.00
20	04/1/2005	70252B BJ1	5.25	240,000.00		6,300.00	0.00
21	10/1/2005	70252B BK8	5.25	1,000,000.00		26,250.00	0.00
22	10/1/2007	70252B BP7	5.40	2,255,000.00	*	60,885.00	0.00
23	10/1/2010	70252B BV4	5.60	5,000,000.00	*	140,000.00	0.00
24	10/1/2012	70252B BZ5	5.70	1,915,000.00	*	54,577.50	0.00
RI	10/1/2012	70252B CA9	Variable	53,925.00		Residual -->	1,500.00

TOTAL				$11,388,925.00		$312,062.50	$926,500.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
13.125% 10/01/12, $9,850,000

SERIES 3 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
19	10/1/2004	684503 TV7	5.20	3,675,000.00		95,550.00	3,675,000.00
20	10/1/2005	684503 TX3	5.25	4,975,000.00	*	130,593.75	0.00
21	10/1/2006	684503 TZ8	5.30	5,225,000.00	*	138,462.50	0.00
22	10/1/2007	684503 UB9	5.40	5,480,000.00	*	147,960.00	0.00
23	10/1/2008	684503 UD5	5.50	5,785,000.00	*	159,087.50	0.00
24	10/1/2009	684503 UF0	5.60	6,085,000.00	*	170,380.00	0.00
25	10/1/2010	684503 UH6	5.60	6,410,000.00	*	179,480.00	0.00
26	10/1/2011	684503 UK9	5.70	6,750,000.00	*	192,375.00	0.00
27	10/1/2012	684503 UM5	5.70	4,910,000.00	*	139,935.00	0.00
RI	10/1/2012	684503 UN3	Variable	48,437.00		Residual -->	301.00

TOTAL				$49,343,437.00		$1,353,823.75	$3,675,301.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
13.125%, 10/01/12, $41,650,000

Exhibit 99.4

The undersigned, being an officer of Deutsche Bank Trust Company Americas, as trustee (the "Trustee"), with respect to Prerefunded Municipal Certificates, Series 1, Series 2, Series 3, on whose behalf Merrill Lynch Municipal ABS Inc. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

/s/ Scott Thiel
--------------------------------
Name: Scott Thiel
Title: Vice President
Date:March 30, 2005