Form 10-K
period 2006-12-29
MERRILL LYNCH MUNICIPAL ABS INC
filed 2007-03-27
CIK 895472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006.

----------------------

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

AS OF DECEMBER 29, 2006, THERE ARE 100 SHARES OF COMMON STOCK.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Number of holders of record of each Series of Certificates as of December 29, 2006:
SERIES 2: 17 HOLDERS*;
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
NONE

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

(a) (1) Financial Statements
NONE

(2) Financial Statement Schedule

NONE

(3) Exhibits

	31.1	RULE 13A-14 CERTIFICATION
	99.1	Independant Accountants' Report on Applying Agreed-Upon Procedures
	99.2	Notice of Substitution of Defeasance Obligations
	99.3	Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 AND Series 3 relating to the Distribution Dates of April 1, 2006 and October 1, 2006.
	99.4	trustee's certification

(b) Reports on Form 8-K
NONE.

(c) Not Applicable.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH MUNICIPAL ABS, INC.

By:	/s/ Edward H. Curland
Name:	Edward H. Curland
Title:	Authorized Signatory
Date:	March 7, 2007

EXHIBIT INDEX

EXHIBIT
31.1	Rule 14a-14 Certification
99.1	Independant Accountants' Report on Applying Agreed-Upon Procedures
99.2	Notice of Substitution of Defeasance Obligations
99.3	Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, relating to the Distribution Dates of April 1, 2006 and October 1, 2006.
99.4	Trustee’s Certification

Exhibit 31.1

I, Edward H. Curland, certify that:

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

By: /s/ Edward H. Curland
Name:	Edward H. Curland
Title:	Managing Director
Date:	March 7, 2007

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

Ladies and Gentlemen:

We have examined management’s assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Trust Agreement dated as of March 28, 1995 (the "Trust Agreement"), during the periods covered by the annual report on Form 10-K, filed by the Depositor on behalf of the Trust for the fiscal year ended December 29, 2006 (the “Annual Report”). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management’s assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management’s assertions with respect to such compliance are fairly stated, in all material respects, for the fiscal year ended December 29, 2006.

/s/ Aston Bell CPA

New York, New York

March 14, 2007

EXHIBIT 99.2

On March 30, 2007, Deutsche Bank Trust Company Bank (Tel: (212) 454-4226), the escrow trustee for the prerefunded bonds underlying Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, upon inquiry by the registrant, reported that no substitution of defeasance obligations in the escrow for each of the related maturity of bonds has occurred.

EXHIBIT 99.3

STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC.

PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2 AND SERIES 3,

RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2006 AND OCTOBER 1, 2006.

[LOGO] Deutsche Bank

March 26, 2007

Merrill Lynch

World Financial Center

North Towers - 9th Floor

250 Vesey Street

New York, NY 10281-1309

Attn: Bielka Tortorelli

The Depository Trust Company

55 Water Street

New York, NY 10004

Attn: Fran Vespa

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 2

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 3, 2006. Attached is a payment schedule for each Series. The payment schedule was forwarded to Merrill Lynch on April 3, 2006 and was forwarded to The Depository Trust Company on March 26, 2007.

If you have any questions, please feel free to call me at (212) 250-2268.

Very truly yours,

/s/ Teddy Banica

Teddy Banica

Associate

[LOGO] Deutsche Bank

April 3, 2006

Bielka Tortorelli

Merrill Lynch

World Financial Center

250 Vesey Street

New York, New York 10281

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 2

Bielka:

For the above referenced issues, the principal and interest information for April 3, 2006 is attached. All other relevant information is as follows:

Premium on Bonds	None
Trustee Fees Payable	None
Interest Shortfall on Bonds	None
Aggregate Shortfall on Bonds	None
Accrued Interest undistributed to holders	None
Accrued Principal undistributed to holders	None
Underlying Bonds on issues	Attached

Should you have any questions please call me at (212) 250-2268.

Sincerely,

/s/ Teddy Banica

Teddy Banica

Associate

			SERIES 2 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
22	10/1/2007	70252B BP7	5.40	2,255,000.00	*	60,885.00	220,000.00
23	10/1/2010	70252B BV4	5.60	5,000,000.00	*	140,000.00	0.00
24	10/1/2012	70252B BZ5	5.70	1,915,000.00	*	54,577.50	0.00
RI	10/1/2012	70252B CA9	Variable	53,925.00		Residual -->	4,912.00

TOTAL				$9,223,925.00		$255,462.50	$224,912.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
13.125% 10/01/12

[LOGO] Deutsche Bank

March 26, 2007

Merrill Lynch

World Financial Center

North Towers - 9th Floor

250 Vesey Street

New York, NY 10281-1309

Attn: Bielka Tortorelli

The Depository Trust Company

55 Water Street

New York, NY 10004

Attn: Fran Vespa

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 3

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on April 3, 2006. Attached is a payment schedule for each Series. The payment schedule was forwarded to Merrill Lynch on April 3, 2006 and was forwarded to The Depository Trust Company on March 26, 2007.

If you have any questions, please feel free to call me at (212) 250-2268.

Very truly yours,

/s/ Teddy Banica

Teddy Banica

Associate

[LOGO] Deutsche Bank

April 3, 2006

Bielka Tortorelli

Merrill Lynch

World Financial Center

250 Vesey Street

New York, New York 10281

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 3

Bielka:

For the above referenced issues, the principal and interest information for April 3, 2006 is attached. All other relevant information is as follows:

Premium on Bonds	None
Trustee Fees Payable	None
Interest Shortfall on Bonds	None
Aggregate Shortfall on Bonds	None
Accrued Interest undistributed to holders	None
Accrued Principal undistributed to holders	None
Underlying Bonds on issues	Attached

Should you have any questions please call me at (212) 250-2268.

Sincerely,

/s/ Teddy Banica

Teddy Banica

Associate

SERIES 3 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
21	10/1/2006	684503 TZ8	5.30	5,225,000.00	*	138,462.50	960,000.00
22	10/1/2007	684503 UB9	5.40	5,480,000.00	*	147,960.00	0.00
23	10/1/2008	684503 UD5	5.50	5,785,000.00	*	159,087.50	0.00
24	10/1/2009	684503 UF0	5.60	6,085,000.00	*	170,380.00	0.00
25	10/1/2010	684503 UH6	5.60	6,410,000.00	*	179,480.00	0.00
26	10/1/2011	684503 UK9	5.70	6,750,000.00	*	192,375.00	0.00
27	10/1/2012	684503 UM5	5.70	4,910,000.00	*	139,935.00	0.00
RI	10/1/2012	684503 UN3	Variable	48,437.00		Residual -->	1,164.00

TOTAL				$40,693,437.00		$1,127,680.00	$961,164.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
13.125%, 10/01/12

[LOGO] Deutsche Bank

March 26, 2007

Merrill Lynch

World Financial Center

North Towers - 9th Floor

250 Vesey Street

New York, NY 10281-1309

Attn Alan Levy

The Depository Trust Company

55 Water Street

New York, NY 10004

Attn: Fran Vespa

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 2

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 2, 2006. Attached is a payment schedule for each Series. The payment schedule was forwarded to Merrill Lynch on October 2, 2006 and was forwarded to The Depository Trust Company on March 26, 2007.

If you have any questions, please feel free to call me at (212) 250-2268.

Very truly yours,

/s/ Teddy Banica

Teddy Banica

Associate

[LOGO] Deutsche Bank

October 2, 2006

Bielka Tortorelli

Merrill Lynch

World Financial Center

250 Vesey Street

New York, New York 10281

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 2

Bielka:

For the above referenced issues, the principal and interest information for October 2, 2006 is attached. All other relevant information is as follows:

Premium on Bonds	None
Trustee Fees Payable	None
Interest Shortfall on Bonds	None
Aggregate Shortfall on Bonds	None
Accrued Interest undistributed to holders	None
Accrued Principal undistributed to holders	None
Underlying Bonds on issues	Attached

Should you have any questions please call me at (212) 250-2268.

Sincerely,

/s/ Teddy Banica

Teddy Banica

Associate

			SERIES 2 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
22	10/1/2007	70252B BP7	5.40	2,035,000.00	*	54,945.00	1,080,000.00
23	10/1/2010	70252B BV4	5.60	5,000,000.00	*	140,000.00	0.00
24	10/1/2012	70252B BZ5	5.70	1,915,000.00	*	54,577.50	0.00
RI	10/1/2012	70252B CA9	Variable	35,606.00		Residual -->	853.00

TOTAL				$8,985,606.00		$249,522.50	$1,080,853.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Pasco County FLA Health Facilities
13.125% 10/01/12

[LOGO] Deutsche Bank

March 26, 2007

Merrill Lynch

World Financial Center

North Towers - 9th Floor

250 Vesey Street

New York, NY 10281-1309

Attn Alan Levy

The Depository Trust Company

55 Water Street

New York, NY 10004

Attn: Fran Vespa

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 3

All:

Pursuant to Section 4.03 of the Trust Agreement dated as of March 28, 1995, Deutsche Bank Trust Company Americas, as Trustee for the above-referenced bond issues, hereby notifies you of the debt service payments for each Series due on October 2, 2006. Attached is a payment schedule for each Series. The payment schedule was forwarded to Merrill Lynch on October 2, 2006 and was forwarded to The Depository Trust Company on March 26, 2007.

If you have any questions, please feel free to call me at (212) 250-2268.

Very truly yours,

/s/ Teddy Banica

Teddy Banica

Associate

[LOGO] Deutsche Bank

October 2, 2006

Bielka Tortorelli

Merrill Lynch

World Financial Center

250 Vesey Street

New York, New York 10281

Re:	Merrill Lynch Municipal ABS, Inc.
Prerefunded Municipal Certificates Series 3

Bielka:

For the above referenced issues, the principal and interest information for October 2, 2006 is attached. All other relevant information is as follows:

Premium on Bonds	None
Trustee Fees Payable	None
Interest Shortfall on Bonds	None
Aggregate Shortfall on Bonds	None
Accrued Interest undistributed to holders	None
Accrued Principal undistributed to holders	None
Underlying Bonds on issues	Attached

Should you have any questions please call me at (212) 250-2268.

Sincerely,

/s/ Teddy Banica

Teddy Banica

Associate

SERIES 3 CERTIFICATES

	Certificate					Interest	Principal
Class	Maturity	CUSIP	Certificate	Certificate		Amount	Amount
Number	Date	Number	Rate	Amount		Due	Due
21	10/1/2006	684503 TZ8	5.30	4,265,000.00	*	113,022.50	4,265,000.00
22	10/1/2007	684503 UB9	5.40	5,480,000.00	*	147,960.00	0.00
23	10/1/2008	684503 UD5	5.50	5,785,000.00	*	159,087.50	0.00
24	10/1/2009	684503 UF0	5.60	6,085,000.00	*	170,380.00	0.00
25	10/1/2010	684503 UH6	5.60	6,410,000.00	*	179,480.00	0.00
26	10/1/2011	684503 UK9	5.70	6,750,000.00	*	192,375.00	0.00
27	10/1/2012	684503 UM5	5.70	4,910,000.00	*	139,935.00	0.00
RI	10/1/2012	684503 UN3	Variable	39,508.00		Residual -->	1,604.00

TOTAL				$39,724,508.00		$1,102,240.00	$4,266,604.00
****Please note that premium on bonds, trustee fees payable, interest shortfalls, aggregate shortfalls, accrued interest undistributed, and accrued principal undistributed are at zero.
****Underlying Bond-Orange County FLA Health Facilities
13.125%, 10/01/12

Exhibit 99.4

The undersigned, being an officer of Deutsche Bank Trust Company Americas, as trustee (the "Trustee"), with respect to Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, on whose behalf Merrill Lynch Municipal ABS Inc. has prepared this annual report on Form 10-K for the fiscal year ended December 29, 2006 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

/s/ Scott Thiel
Name: Scott Thiel
Title: Director
Date: March 15, 2007