Form 10-K
period 2007-12-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2008-03-28
CIK 895472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

__________________

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 33-56254

MERRILL LYNCH MUNICIPAL ABS, INC.
__________________________________________________________
(Exact Name of registrant as specified in charter)

NEW YORK	13-369-8229
________________________________	________________________________
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

World Financial Center
North Tower
250 Vesey Street – 9th Flr.
North Tower
New York, New York	10080-1323
______________________________________________	________________
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 449-9938
_______________________

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 3, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

               Large accelerated filer ___     accelerated filer ___       non-accelerated filer __X__

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

AS OF DECEMBER 31, 2007, THERE ARE 100 SHARES OF COMMON STOCK.

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

PART I

Item 1.	BUSINESS.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 1A.	RISK FACTORS

NOT APPLICABLE

Item 1B.	UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

Item 2.	PROPERTIES.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 3.	LEGAL PROCEEDINGS.

NONE.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

NONE.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Number of holders of record of each Series of Certificates as of December 31, 2007:

SERIES 2: 17 HOLDERS*;

SERIES 3: 17 HOLDERS*.

(b) Principal market in which registrant's Certificates are being traded:

SERIES 2.	NEW YORK STOCK EXCHANGE
SERIES 3.	NEW YORK STOCK EXCHANGE

(c) Report of Dividends:

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 6.	SELECTED FINANCIAL DATA.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

NONE

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

NONE.

Item 9A	CONTROLS AND PROCEDURE.

NOT APPLICABLE

Item 9B	OTHER INFORMATION.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

NOT APPLICABLE

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

NONE

(2) Financial Statement Schedule

NONE

(3) Exhibits

31.1	RULE 13A-14 CERTIFICATION
99.1	INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
99.2	NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS
99.3	STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC. PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2 AND SERIES 3 RELATING TO THE DISTRIBUTION DATES OF APRIL 2, 2007 AND OCTOBER 1, 2007.
99.4	TRUSTEE'S CERTIFICATION

(b) Reports on Form 8-K

NONE.

(c)	Not Applicable

(d)	Not Applicable

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH MUNICIPAL ABS, INC.

                                        By:             /s/ Edward J.Sisk
                                                           ______________________
                                        Name:        Edward J. Sisk
                                        Title:          Authorized Signatory
                                        Date:          March 14, 2008

EXHIBIT INDEX

EXHIBIT
31.1 Rule 14a-14 Certification
99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures
99.2 Notice of Substitution of Defeasance Obligations
99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, relating to the Distribution Dates of April 2, 2007 and October 1, 2007.
99.4 Trustee’s Certification