Form 10-K
period 2008-12-26
MERRILL LYNCH MUNICIPAL ABS INC
filed 2009-03-25
CIK 895472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2008.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 33-56254

MERRILL LYNCH MUNICIPAL ABS, INC.

(Exact Name of registrant as specified in charter)

NEW YORK	13-369-8229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

World Financial Center North Tower 250 Vesey Street – 9th Flr. North Tower New York, New York	10080-1323
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 449-9938

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 3, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes __ No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __ No   X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ___    accelerated filer ____    non-accelerated filer   X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes __ No   X

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

ALL THE VOTING STOCK IS HELD BY AFFILIATES OF THE REGISTRANT.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [ ]  No  [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

AS OF DECEMBER 26, 2008, THERE ARE 100 SHARES OF COMMON STOCK.

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
NONE.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Number of holders of record of each Series of Certificates as of December 26, 2008:
SERIES 2: 4 HOLDERS*;
SERIES 3: 6 HOLDERS*.

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

Item 9A CONTROLS AND PROCEDURE.
NOT APPLICABLE

Item 9B OTHER INFORMATION.
NOT APPLICABLE

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 11. EXECUTIVE COMPENSATION.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
NOT APPLICABLE

PART VI

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements
NONE

(2) Financial Statement Schedule
NONE

(3) Exhibits
31.1 RULE 13A-14 CERTIFICATION
99.1 INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
99.2 NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS
99.3 STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC. PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2 AND SERIES 3 RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2008 AND OCTOBER 1, 2008.
99.4 TRUSTEE’S CERTIFICATION

(b) Reports on Form 8-K
NONE.

(c) Not Applicable

(d) Not Applicable

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH MUNICIPAL ABS, INC.

By:	/s/ Edward J. Sisk
Name:	Edward J. Sisk
Title:	Authorized Signatory

Date:  March 19, 2009

EXHIBIT INDEX

EXHIBIT
31.1 Rule 14a-14 Certification
99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures
99.2 Notice of Substitution of Defeasance Obligations
99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, relating to the Distribution Dates of April 1, 2008 and October 1, 2008.
99.4 Trustee’s Certification