Form 10-K
period 2009-12-25
MERRILL LYNCH MUNICIPAL ABS INC
filed 2010-03-29
CIK 895472

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2009.
------------------

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-13716

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No	__

[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ___                                                        accelerated filer  ___                                        non-accelerated filer     X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).
Yes	__	No	X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

AS OF DECEMBER 25, 2009, THERE ARE 100 SHARES OF COMMON STOCK.

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
SERIES 2: [17] HOLDERS*;
SERIES 3: [17] HOLDERS*.

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
                       EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE.
                       NONE.

Item 9A         CONTROLS AND PROCEDURES.

                       NOT APPLICABLE

Item 9B         OTHER INFORMATION.
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
                       EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
                       EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.
                       NOT APPLICABLE

PART IV

Item 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Financial Statements
NONE

(2)	Financial Statement Schedule
NONE

(3)	Exhibits

31.1	RULE 13A-14 CERTIFICATION
99.1	INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
99.2	NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS
99.3	STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC. PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2 AND SERIES 3 RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2009 AND OCTOBER 1, 2009.
99.4	TRUSTEE’S CERTIFICATION

(b)	Reports on Form 8-K
NONE.

(c)	Not Applicable

(d)	Not Applicable

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH MUNICIPAL ABS, INC.

By:              /s/ Edward J. Sisk
___________________
Name:              Edward J. Sisk
Title:                President
(senior officer in charge of securitization function of the Depositor)
Date:                March 26, 2010

EXHIBIT INDEX

EXHIBIT
31.1 Rule 14a-14 Certification
99.1 Independant Accountants' Report on Applying Agreed-Upon Procedures
99.2 Notice of Substitution of Defeasance Obligations
99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, relating to the Distribution Dates of April 1, 2009 and October 1, 2009.
99.4 Trustee’s Certification