Form 10-K
MERRILL LYNCH MUNICIPAL ABS INC
filed 2011-03-30
CIK 895472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ----------------------

FORM 10-K

 ----------------------

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-13716

----------------------

MERRILL LYNCH MUNICIPAL ABS, INC.
(Exact Name of registrant as specified in charter)

  ----------------------

NEW YORK	13-369-8229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

World Financial Center
North Tower
250 Vesey Street – 9th Flr.
North Tower
New York, New York	10080-1323
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   (212) 449-9938

  ----------------------

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 3, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	accelerated filer	non-accelerated filer	☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Yes	No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

AS OF DECEMBER 31, 2010, THERE ARE 100 SHARES OF COMMON STOCK.

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

PART I

Item 1.	BUSINESS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 1A.	RISK FACTORS
NOT APPLICABLE

Item 1B.	UNRESOLVED STAFF COMMENTS
NOT APPLICABLE

Item 2.	PROPERTIES.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 3.	LEGAL PROCEEDINGS.
NONE.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
NONE.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Number of holders of record of each Series of Certificates as of December 31, 2010:

SERIES 2: 8 HOLDERS*;
SERIES 3: 11 HOLDERS*.

(b)	Principal market in which registrant's Certificates are being traded:

SERIES 2. NEW YORK STOCK EXCHANGE
SERIES 3. NEW YORK STOCK EXCHANGE

(c)	Report of Dividends:

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996

Item 6.	SELECTED FINANCIAL DATA.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
NONE

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
NONE.

Item 9A.	CONTROLS AND PROCEDURES.
NOT APPLICABLE

Item 9B.	OTHER INFORMATION.
NONE.

* Number of Holders per Series equals the number of Direct Participants holding Certificates through The Depository Trust Company plus the number of accounts held at Merrill Lynch for the benefit of Certificateholders.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 11.	EXECUTIVE COMPENSATION.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
NOT APPLICABLE

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements
		NONE

	(2)	Financial Statement Schedule
		NONE

	(3)	Exhibits

31.1	RULE 13A-14 CERTIFICATION
99.1	INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
99.2	NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS
99.3	STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC. PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2 AND SERIES 3 RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2010 AND OCTOBER 1, 2010.
99.4	TRUSTEE'S CERTIFICATION

(b)	Reports on Form 8-K
NONE.

(c)	Not Applicable

(d)	Not Applicable

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH MUNICIPAL ABS, INC.

By:	/s/ Edward J. Sisk

Name: Edward J. Sisk
Title: President
(senior officer in charge of securitization function of the Depositor)
Date: March 30, 2011

EXHIBIT INDEX

EXHIBIT
31.1	Rule 14a-14 Certification
99.1	Independent Accountants' Report on Applying Agreed-Upon Procedures
99.2	Notice of Substitution of Defeasance Obligations
99.3	Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, relating to the Distribution Dates of April 1, 2010 and October 1, 2010.
99.4	Trustee's Certification