Form 10-K
period 2011-12-31
MERRILL LYNCH MUNICIPAL ABS INC
filed 2012-03-30
CIK 895472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011.
------------------

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
incorporation or organization)

World Financial Center,
North Tower
250 Vesey Street – 9th Flr.
North Tower
New York, New York	10080-1323
-----------------------------------------------	---------------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 449-9938
-----------------------

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE
PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 3, DUE OCTOBER 1, 2012	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☒	No	☐

[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐     accelerated filer  ☐     non-accelerated filer  ☒     smaller reporting company  ☐

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

ALL THE VOTING STOCK IS HELD BY AFFILIATES OF THE REGISTRANT.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

AS OF DECEMBER 30, 2011, THERE ARE 100 SHARES OF COMMON STOCK.

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

PART I

Item 1.	BUSINESS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 1A.	RISK FACTORS
NOT APPLICABLE

Item 1B.	UNRESOLVED STAFF COMMENTS
NOT APPLICABLE

Item 2.	PROPERTIES.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 3.	LEGAL PROCEEDINGS.
NONE.

Item 4.	MINE SAFETY DISCLOSURES.
NONE.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Number of holders of record of each Series of Certificates as of December 30, 2011:

SERIES 2: 3 HOLDERS*;
SERIES 3: 3 HOLDERS*.

(b)	Principal market in which registrant's Certificates are being traded:

SERIES 2:	NEW YORK STOCK EXCHANGE
SERIES 3:	NEW YORK STOCK EXCHANGE

(c)	Report of Dividends:

EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 6.	SELECTED FINANCIAL DATA.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
NONE

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
NONE.

Item 9A	CONTROLS AND PROCEDURES.
NOT APPLICABLE

* Number of Holders per Series equals the number of Direct Participants holding Certificates through The Depository Trust Company plus the number of accounts held at Merrill Lynch for the benefit of Certificateholders.

Item 9B	OTHER INFORMATION.
NONE.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 11.	EXECUTIVE COMPENSATION.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
EXEMPT PER NO-ACTION LETTER PUBLICLY AVAILABLE MAY 30, 1996.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
NOT APPLICABLE

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements
NONE

(2)	Financial Statement Schedule
NONE

(3)	Exhibits

31.1	RULE 13A-14 CERTIFICATION
99.1	INDEPENDANT ACCOUNTANTS' REPORT ON APPLYING AGREED-UPON PROCEDURES
99.2	NOTICE OF SUBSTITUTION OF DEFEASANCE OBLIGATIONS
99.3	STATEMENTS TO HOLDERS OF MERRILL LYNCH MUNICIPAL ABS, INC. PREREFUNDED MUNICIPAL CERTIFICATES, SERIES 2 AND SERIES 3 RELATING TO THE DISTRIBUTION DATES OF APRIL 1, 2011 AND OCTOBER 1, 2011.
99.4	TRUSTEE’S CERTIFICATION

(b)	The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Distribution Statement for the April 1, 2011 Distribution Date filed on Form 8-K on April 13, 2011.
2.	Trustee’s Distribution Statement for the October 1, 2011 Distribution Date filed on Form 8-K on October 12, 2011.
3.	Trustee's Distribution Statement for the April 1, 2011 Distribution Date filed on Form 8-K/A on March 30, 2012.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH MUNICIPAL ABS, INC.

By:	/s/ James Nacos
Name:	James Nacos
Title:	President
(senior officer in charge of securitization function of the Depositor)
Date:	March 30, 2012

EXHIBIT INDEX

EXHIBIT
31.1 Rule 14a-14 Certification
99.1 Independent Accountants' Report on Applying Agreed-Upon Procedures
99.2 Notice of Substitution of Defeasance Obligations
99.3 Statements to holders of Merrill Lynch Municipal ABS, Inc. Prerefunded Municipal Certificates, Series 2 and Series 3, relating to the Distribution Dates of April 1, 2011 and October 1, 2011.
99.4 Trustee’s Certification